Form 10-Q
period 2001-03-31
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2001-05-15
CIK 1127777

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________.

                         Commission File Number 0-32301


          Bank United Corp. Litigation Contingent Payment Rights Trust
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    76-6168223
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

    3200 Southwest Freeway, Suite 2604,
            Houston, Texas                                         77027
            --------------                                         -----
  (Address of principal executive offices)                       (Zip code)

                                 (713) 543-6958
                                 --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at April 10, 2001
----------------------------------      ----------------------------------------
     Contingent Payment Rights
    Certificates (no par value)                       35,800,356

================================================================================

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

     The following should be read in conjunction with the Registration Statement on Form S-4 with respect to the Contingent Payment Rights Certificates (the
"CPR Certificates") referred to in this document filed by the Bank United Corp. Litigation Contingent Payment Rights Trust (the "CPR Trust") with, and declared effective by, the Securities and Exchange Commission (the "SEC") on January 12, 2001 (SEC File Number 333-49302) (the "Prospectus").

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENT OF FINANCIAL CONDITION
                                 March 31, 2001
                                  (unaudited)
                             (dollars in thousands)



ASSETS
Cash                                                                    $     -
Receivable from Washington Mutual (note 3)                                  815
Other assets                                                                 25
                                                                         ------
  Total assets                                                           $  840
                                                                         ======
LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 3)                                           $1,065
Other liabilities                                                           191
                                                                         ------
  Total liabilities                                                       1,256

CERTIFICATEHOLDERS' DEFICIT (note 4)
Certificates, no par value, 38,919,884 authorized, 34,407,366
 issued and outstanding                                                      --
Accumulated deficit                                                        (416)
                                                                         ------
  Total certificateholders' deficit                                        (416)
                                                                         ------
    Total liabilities and certificateholders' deficit                    $  840
                                                                         ======

                 See accompanying notes to financial statements

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENT OF OPERATIONS
    For the Period February 9, 2001 (the date of commencement of operations)
                             through March 31, 2001
                                  (unaudited)
                     (in thousands, except per share data)



REVENUE                                                                   $  --
                                                                          -----
EXPENSES
Litigation trustee fees (note 2)                                           (250)
Filing fees                                                                 (99)
Legal expense                                                               (16)
Accounting and auditing fees                                                (15)
Trust administration fees                                                   (17)
Financial printing expenses                                                 (10)
Interest expense (note 3)                                                    (2)
Office and other                                                             (7)
                                                                          -----
                                                                           (416)
NET LOSS                                                                  $(416)
                                                                          =====
NET LOSS PER CERTIFICATE (note 6)                                         $(.01)
                                                                          =====


                 See accompanying notes to financial statements

       BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                 STATEMENT OF CERTIFICATEHOLDERS' DEFICIT
 For the Period February 9, 2001 (the date of commencement of operations)
                          through March 31, 2001
                                (unaudited)
                              (in thousands)


                                                                  Total
                                             Accumulated    Certificateholders'
                           Certificates        Deficit           Deficit
                           ------------      -----------    -------------------

Balance at
February 9, 2001             $    --           $  --              $  --


Net loss                          --            (416)              (416)
                             -------           -----              -----

Balance at
March 31, 2001               $    --           $(416)             $(416)
                             =======           =====              =====


              See accompanying notes to financial statements

       BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                          STATEMENT OF CASH FLOWS
 For the Period February 9, 2001 (the date of commencement of operations)
                          through March 31, 2001
                                (unaudited)
                          (dollars in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $(416)
                                                                     -----

  Adjustments to reconcile net loss to cash
  used in operating activities
    Increase in other assets                                           (25)
    Increase in other liabilities                                      191
                                                                     -----
  Total adjustments                                                    166
                                                                     -----
  Net cash used in operating activities                               (250)
                                                                     -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Initial deposit to expense fund                                      250
                                                                     -----
  Net increase in cash                                                  --

CASH AT BEGINNING OF PERIOD                                             --
                                                                     -----

CASH AT END OF PERIOD                                                $  --
                                                                     =====

Supplemental disclosure of cash flow information
  Cash paid during the period for interest                           $  --
Non cash activities
  Receivable from Washington Mutual for expense fund advances        $ 815


              See accompanying notes to financial statements

       Bank United Corp. Litigation Contingent Payment Rights Trust
                       Notes to Financial Statements

1.   PRINCIPLES OF PRESENTATION

     The CPR Trust is a statutory business trust created under Delaware law on November 2, 2000. Bank United Corp. created the CPR Trust in connection with its merger with Washington Mutual, Inc., which was completed on February 9, 2001. The assets of the CPR Trust consist primarily of the right to receive a portion of any proceeds received by Washington Mutual, Inc. and Washington Mutual Bank, F.A. (as successors to Bank United Corp. and Bank United) in any judgment or settlement of the forbearance litigation (the "Litigation") against the United States described below in
Item 2 under the heading "The Litigation."

     The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the period February 9, 2001 (the date of commencement of operations) through March 31, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. The interim financial information should be read in conjunction with the Prospectus.

2.   LITIGATION TRUSTEE FEES

     The CPR Trust and the Litigation will be managed by the two Litigation Trustees, both of whom have knowledge of the facts underlying the litigation and who have previously served as Bank United Corp.'s general counsel. In turn, the trustees will each receive a $500,000 fee per year, for a term of three years, to be paid in quarterly installments. In addition, the Litigation Trustees each received 291,899 CPR Certificates. See Item 2 under the heading "Management of the Litigation."

3.   EXPENSE FUND ADVANCES

     Washington Mutual, Inc. is obligated to advance amounts to pay expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees, and all administrative expenses. The maximum amount that Washington Mutual, Inc. is obligated to pay is $10 million, unless additional court proceedings are necessary, in which case Washington Mutual, Inc. is obligated to pay an additional $3 million. Advances funded by Washington Mutual, Inc. will be reimbursed to Washington Mutual, Inc. from any proceeds of the forbearance litigation, prior to the payment of any amounts to the holders of CPR Certificates.

     At March 31, 2001, the expense fund advance balance of $1.065 million included an $815,000 receivable from Washington Mutual, Inc., which was received by the CPR Trust during April 2001.

     The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $2,000 was incurred during the period ended March 31, 2001. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

     The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates. See Item 2 under the heading "General."

4.   CERTIFICATEHOLDERS' DEFICIT

     At March 31, 2001, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR
Certificates have no stated or par value for financial statement purposes.

     In connection with the Washington Mutual, Inc. merger, Bank United Corp. also undertook a legal reorganization (the "Reorganization"), whereby each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate. Similarly, options to purchase Bank United Corp. common stock outstanding at that time, as well as the Bank United Corp. 8% Corporate Premium Income Equity Securities outstanding at that time, were adjusted proportionately for purposes of receiving the appropriate number of CPR Certificates. At the time of the reorganization, 32,743,909 CPR Certificates were authorized and issued in respect of shares of Bank United Corp. common stock outstanding at that time and up to 3,366,237 and 2,225,940 CPR Certificates, respectively, were authorized for delivery in respect of Bank United Corp. stock options and 8% Corporate Premium Income Equity Securities outstanding at that time. In addition, an aggregate of 583,798 additional CPR Certificates were authorized and issued to the Litigation Trustees. See
Item 2 under the heading "General".

5.   PAYMENT TO CERTIFICATEHOLDERS

     Any proceeds received by Washington Mutual, Inc. or Washington Mutual Bank from the Litigation will be reduced for certain reimbursable items and increased for certain tax benefits realized by Washington Mutual, Inc., as described in the Prospectus, prior to remitting the balance to the Bank United Corp. Payment Rights Trust and ultimately, subject to certain adjustments, to the CPR Trust. See Item 2 under the heading "General."

6.   NET LOSS PER CERTIFICATE

     The net loss per certificate was calculated by dividing the net loss ($416,000) by the weighted average number of certificates outstanding during the reporting period (33,695,981 certificates). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the outstanding stock options and the conversion of the premium income equity securities. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

7.   FEDERAL INCOME TAXES

     The CPR Trust will be treated as a grantor trust for federal income tax purposes. A grantor trust is not a separate taxable entity. Income resulting from payments received by the CPR Trust is required to be reported for federal income tax purposes by certificateholders. The Washington Mutual, Inc. consolidated group will recognize expenses incurred by the CPR Trust for federal income tax purposes. Therefore, no provision for income taxes has been reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     The CPR Trust is a statutory business trust created under Delaware law on November 2, 2000. Bank United Corp. created the CPR Trust in connection with its merger, which was completed on February 9, 2001, with and into Washington Mutual, Inc. The assets of the CPR Trust consist primarily of the right to receive a portion of any proceeds received by Washington Mutual, Inc. (as successor to Bank United Corp.) and by Washington Mutual Bank (as successor to Bank United) in any judgment or settlement in the forbearance litigation (the "Litigation") against the United States described below under "The Litigation."

     As a result of the Reorganization, which was effected by means of a merger of Bank United Corp. with and into one of its wholly owned subsidiaries (the "Reorganization"), each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate, and appropriate and proportionate adjustments were made to options to purchase shares of Bank United Corp. common stock outstanding at that time and to Bank United Corp. 8% Corporate Premium Income Equity Securities outstanding at that time. The Reorganization occurred immediately prior to the merger with Washington Mutual, Inc. The CPR Certificates issued or issuable in the Reorganization, including those issued to Messrs. Heffron and Ranieri, as the Litigation Trustees, pursuant to each of their respective Litigation Trustee Agreements, are as follows:


                                                       MAXIMUM NUMBER OF CPR
                                                     CERTIFICATES AUTHORIZED AND
                                                       ISSUABLE PURSUANT TO THE
COMPONENTS OF THE RIGHT TO RECEIVE CPR CERTIFICATES        REORGANIZATION
---------------------------------------------------  ---------------------------
Bank United Corp. common stock                                 32,743,909

Bank United Corp. stock options                                 3,366,237

Bank United Corp. 8% Corporate Premium Income Equity
 Securities                                                     2,225,940

CPR Certificates for Litigation Trustees                          583,798
                                                               ----------
Total CPR Certificates Authorized and Issuable in
 the Reorganization                                            38,919,884
                                                               ==========

     Bank United Corp. also created the Bank United Corp. Payment Rights Trust (the "Payment Trust") in connection with the Washington Mutual merger to manage the payment of any proceeds from Washington Mutual, Inc. to the CPR Trust. The Payment Trust will receive the applicable portion of any recovery in the Litigation from Washington Mutual, Inc. The Payment Trust will make payments to the CPR Trust from time to time following the receipt of any recovery amount, after certain adjustments described in the Prospectus, but in no event will the Payment Trust pay any such amounts prior to February 9, 2002.

     The payment rights of the trusts are governed by the Declaration of Trust of the CPR Trust, the Declaration of Trust of the Payment Trust and the Commitment Agreement, dated as of February 8, 2001, by and among Bank United Corp., the CPR Trust and the Payment Trust (the "Commitment Agreement").

     Under the Commitment Agreement, Washington Mutual, Inc. is obligated to pay to the Payment Trust from time to time an amount equal to the Commitment Amount plus interest less taxes on that interest. The "Commitment Amount" is equal to:

     o all cash and non-cash proceeds actually received by Washington Mutual, Inc. and its affiliates under a final, nonappealable judgment or a final settlement of the Litigation,

     o    less reimbursements to Washington Mutual, Inc.,

     o    plus any assumed tax benefits to Washington Mutual, Inc.

     The reimbursements that Washington Mutual, Inc. may subtract from the Litigation proceeds are as follows:

     o amounts paid by Washington Mutual, Inc. to the expense fund described below, plus interest,

     o Washington Mutual, Inc.'s assumed income tax liability resulting from the receipt of the Litigation proceeds,

     o damages actually suffered by Washington Mutual, Inc. and related parties as a result of any matter whatsoever brought by the holders of the CPR Certificates in their capacity as holders or any matter brought by another party relating to the trusts, the CPR Certificates and their distribution, the Litigation and any actions taken by the Litigation Trustees relating to the trusts other than any damages arising from Washington Mutual, Inc.'s breach of the Commitment Agreement, failure to deliver CPR Certificates when due or failure to deposit trust expenses advanced to the trusts,

     o interest on any cash payment of taxes if proceeds are included in income of Washington Mutual, Inc. or Washington Mutual Bank for federal income tax purposes in a taxable year prior to the year such proceeds are received in cash,

     o any indemnification amounts provided to the Litigation Trustees under their Litigation Trustee Agreements, and

     o expenses reasonably incurred by Washington Mutual, Inc. in connection with the liquidation of any non-cash proceeds.

     The Payment Trust will pay any amounts it receives from Washington Mutual, Inc. promptly to the CPR Trust after deducting any amounts withdrawn by Washington Mutual, Inc. to cover taxes arising solely from its ownership of the Payment Trust. The amount that the Payment Trust forwards to the CPR Trust will be increased by any after tax interest earned on the Commitment Amount. However, in the event that Washington Mutual, Inc. pays any portion of the Commitment Amount to the Payment Trust prior to February 9, 2001, the Payment Trust will not pay those amounts to the CPR Trust until the expiration of 366th day following the reorganization.

     Following receipt of any amounts from the Payment Trust, the CPR Trust will pay such amounts to the holders of CPR Certificates:

     o reduced by the amount of any accrued but unpaid expenses payable by the CPR Trust,

     o increased by the amount of any interest or income received by the CPR Trust on the amount received from the Payment Trust.

     In addition, the amount payable to CPR Certificate holders will be reduced by the retained amount, which is $1.0 million or such greater amount as the Litigation Trustees reasonably determine to be necessary to cover all expenses and claims of the CPR Trust that may be incurred or arise after amounts payable under the Commitment Agreement have been paid in full and to satisfy the trust's indemnification obligations. The retained amount will be retained for a period of one year or longer as reasonably determined by the Litigation Trustees. The CPR Trust will invest the retained amount in certain designated types of investments until the expiration of the retained amount period, subject to use of those funds to pay trust expenses.

     Each CPR Certificate will entitle the holder to receive a fraction (equal to one divided by the total number of CPR Certificates) of the total amount payable to CPR Certificate holders.

     By way of example only, the following illustrates the payment that would be made to the holders of CPR Certificates assuming (1) two separate damage recovery scenarios (an award of $558 million under the largest of the three damages theories asserted by Bank United Corp. in the Litigation and an award of $101 million under the smallest of those theories), (2) a Washington Mutual, Inc. tax rate of 39.225% and (3) expense reimbursements, including interest, to Washington Mutual, Inc. of $13 million. The CPR Trust cannot make any assurances as to the possible recovery, if any, in the Litigation.


EXAMPLE                                                     SCENARIO ONE                     SCENARIO TWO
-------                                                    -------------                     ------------
Assumed damage recovery                                    $ 558,000,000                     $101,000,000
                                                           =============                     ============
Portion of damage recovery payable to Washington
  Mutual, Inc. (85% of total recovery)                     $ 474,300,000                     $ 85,850,000
Assumed Taxes                                               (186,044,175)                     (33,674,663)
                                                           -------------                     ------------
Proceeds less assumed taxes                                  288,255,825                       52,175,337
Reimbursement of assumed expenses to Washington
  Mutual, Inc.                                               (13,000,000)                     (13,000,000)
                                                           -------------                     ------------
Net proceeds                                               $ 275,255,825                     $ 39,175,337
Maximum number of CPR Certificates authorized
  and issuable pursuant to the Reorganization                 38,919,884                       38,919,884
                                                           -------------                     ------------
Illustrative range of proceeds per CPR Certificate         $        7.07                     $       1.01
                                                           =============                     ============


     Certain Tax Matters. The Reorganization and the merger with Washington Mutual, Inc. were each structured to qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code. However, receipt of the CPR Certificates by the former Bank United Corp. stockholders was treated as additional, taxable merger consideration for tax purposes in an amount equal to the fair market value of the CPR Certificates as of February 9, 2001. The Litigation Trustees believe that the fair market value on that date was $0.35 based on the average of the high and low trading prices of the CPR Certificates on the over-the-counter market on that date. The tax information returns provided to the Internal Revenue Service and the holders of CPR Certificates in respect of CPR Certificates will reflect this valuation. Receipt of CPR Certificates by holders of Bank United stock options and 8% Corporate Premium Income Equity Securities will be taxable based on the fair market value of the CPR certificates at the time of receipt. CPR Certificate holders are urged to consult with their tax advisor.

     Expenses. The CPR Trust may issue CPR Certificates to raise funds to pay expenses. The CPR Trust is also authorized to borrow additional funds for the sole purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of

Washington Mutual, Inc.'s. funding obligations, it will deduct the amount of those expenses from the amount payable to the holders of CPR
Certificates.

     Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of March 31, 2001, Washington Mutual had advanced $1.065 million of expenses to the CPR Trust.

     Based on discussions with counsel to the Litigation and certain factors, including the fact that the Litigation commenced almost six years ago and has involved extensive motion practice, discovery by the United States and a trial on damages, the Litigation Trustees currently expect that there are sufficient funds available to the CPR Trust and the Payment Trust from Washington Mutual, Inc. to permit the trusts to fund their portion of the Litigation expenses, as well as the administrative and other expenses of the trusts.

     The Litigation Trustees maintain an office at 3200 Southwest Freeway, Suite 2604 Houston, Texas 77027, on behalf of the CPR Trust for the purpose of pursuing the Litigation and administering their other duties under the declarations of trust for the CPR Trust and the Payment Trust.

                              THE LITIGATION

     General. The following description of the Litigation does not purport to be a full or complete description of the legal or factual issues presented, the court opinions rendered or the relevant law, and the description is in all respects qualified by reference to the documents filed in connection with the relevant litigation, opinions and law.

     As a result of Bank United Corp.'s original acquisition of certain of the assets and liabilities of United Savings Association of Texas in 1988, the Federal Home Loan Bank Board approved a forbearance letter issued on February 15, 1989. Under the terms of the forbearance letter, the Federal Savings and Loan Insurance Corporation agreed to waive or forbear from enforcing certain regulatory provisions concerning capital requirements, liquidity requirements, accounting requirements and other matters. After the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989, the Office of Thrift Supervision took the position that the capital standards set forth in the act applied to all savings institutions, including those institutions that had been operating under previously granted capital and accounting forbearances, and that the act eliminated those forbearances.

     On July 25, 1995, Bank United Corp., Bank United and their then affiliate, Hyperion Partners L.P., filed suit against the United States in the U.S. Court of Federal Claims for alleged failures of the United States to abide by a capital forbearance that would have allowed Bank United to operate for ten years under negotiated capital levels lower than the levels required by the then existing regulations or successor regulations, to abide by its commitment to allow Bank United to count $110 million of subordinated debt as regulatory capital for all purposes and to abide by an accounting goodwill treatment that would have allowed Bank United to count the $30.7 million difference between Federal Savings and Loan Insurance Corporation payment obligations to Bank United and the discounted present value of future payments as capital for regulatory purposes and to amortize that amount over a period of twenty five years.

     In July 1996, Bank United Corp. and Bank United entered into the recovery agreement with Hyperion Partners L.P. acknowledging the relative value among the parties of claims in the pending Litigation. The agreement confirms that Bank United Corp. and Bank United are entitled to receive 85% of the amount, if any, recovered as a result of any settlement of or a judgment on these claims and that Hyperion Partners is entitled to receive 15% of this amount. The plaintiffs are obligated to continue to cooperate in good faith and to use their best efforts to maximize the total amount, if any, that they may recover. Pursuant to the agreement, Hyperion Partners shares in the expenses of the Litigation in the same proportion as it shares in any recovery in the Litigation, although Hyperion Partners does not share in any expenses relating to the CPR Trust, the Payment Trust, the CPR Certificates or the operation or administration thereof.

     In March 1999, the U.S. Court of Federal Claims granted the plaintiffs' motion for summary judgment on the issue of liability and held that the United States was liable. On August 5, 1999, the court denied a motion for summary judgment filed by the United States in which the United States asserted that the plaintiffs' claims for lost profits damages were too speculative to permit recovery. The case proceeded to trial on the amount of damages on September 13, 1999. The evidentiary phase of the damages case ended on October 21, 1999. The parties submitted post-trial briefs followed by closing argument on February 7, 2000. The plaintiffs seek damages in excess of $550 million. The government argued that the damages to plaintiffs as a result of the breach, if any, were speculative and approached zero.

     In April 2001, the court issued two procedural orders in the Litigation. On April 6, the court ordered publication of the March 1999 opinion granting summary judgment to Bank United Corp. and Bank United on the issue of liability. Because of an apparent oversight, the opinion was not published earlier. On April 17, 2001 the court granted the government's unopposed motion for leave to file the opinion issued by the Court of Appeals for the Federal Circuit in California Federal Bank vs. United States (discussed below) as supplemental authority in the Litigation.

     Related Cases. The Litigation is one of a number of cases filed against the federal government in the U.S. Court of Federal Clams involving acquisitions of failed savings institutions and alleging that changes in regulatory capital calculation and capital regulations brought about by the Financial Institutions Reform Recovery and Enforcement Act constitute a breach of the contract between the acquiring institution and the federal government. Each of these cases presents facts that are specific to the parties to the litigation, and the plaintiffs in these cases allege diverse legal theories of damages. A small number of cases have gone to trial, of which only a few have been decided.

     The United States Court of Appeals for the Federal Circuit, which hears appeals from the United States Court of Federal Claims, has decided Glendale Federal Bank vs. United States and California Federal Bank vs.
United States. In Glendale Federal, the Court of Appeals reversed the trial court's award of restitution damages and remanded the case for determination of Glendale's reliance damages. Bank United did not seek reliance or restitution damages. Bank United sought to recover lost profits, or, in the alternative, the cost of raising new capital as a substitute for the promises breached by the Government. In California Federal, the Court of Federal Claims granted summary judgment in favor of the United States on California Federal's lost profits claim. The Court of Appeals reversed and remanded the case for a trial on lost profits. In addition, the Court of Appeals affirmed the trial court's fact finding that California Federal's cost of replacing capital was limited to the transaction costs of replacing the goodwill phased out by FIRREA.

     Damages. Each savings institution affected by the Financial Institutions Reform Recovery and Enforcement Act and the applicable capital calculations and capital regulations addressed the resulting reduction in its regulatory capital in its own fashion based on the unique facts and circumstances faced by the institution. Accordingly, the extent and amount of any damages awarded to the institutions that have brought actions against the federal government is expected to be fact specific. Even if plaintiffs in similar cases are successful in securing damage awards, there may not be any damage recovery in the Litigation.

     At the trial in the U.S. Court of Federal Claims, plaintiffs offered evidence in support of three alternative damages models. The first model calculated the plaintiffs' lost profits damages from the government's three breaches of contract relating to capital levels, subordinated debt, and goodwill. The damages calculated totaled $553,291,000. A second model calculated lost profits damages arising solely from the breach of the subordinated debt promise, which totaled $96,085,000. The third model calculated what the cost of raising substitute capital in 1989 to repair the government's three breaches would have been, which was calculated to be $117,227,000. In addition to any recovery under the alternative models, the plaintiffs sought recovery of $4,884,283 in out-of-pocket costs caused by the government's breach of the subordinated debt promise.

     Although Bank United Corp. and Bank United conducted reviews of the damages suffered, no judicial determination has been made regarding the amount or type of damages. The United States has argued in the plaintiff's case and in similar cases that some or all of the damages alleged are too speculative to permit recovery. The determination of damages in other cases may adversely affect some or all of the damage claims in the Litigation if the other cases are decided prior to any determination in the Litigation. In addition, rulings in other cases containing similar claims may also adversely affect some or all of the damage claims in the Litigation. For these and related reasons, even though
Bank United Corp. and Bank United prevailed in establishing the liability of the United States at the trial court level, there can be no assurance as to the amount, if any, and type of damages that Washington Mutual or Washington
Mutual Bank (as successors to Bank United Corp. and Bank United) may recover. Further, it is possible that there will be no recovery in the Litigation.

                          MANAGEMENT OF THE LITIGATION

     General. The Litigation Trustees are Salvatore A. Ranieri, a former director of Bank United Corp. and the former General Counsel of Bank United Corp.'s predecessor entities, and Jonathon K. Heffron, the former Executive Vice President, Chief Operating Officer and General Counsel of Bank United Corp., both of whom have knowledge of the facts underlying the Litigation. Mr. Ranieri is also the General Counsel of Hyperion Partners L.P. Messrs. Ranieri and Heffron have been involved in the prosecution of the Litigation to date. Under the Declaration of Trust for the CPR Trust and the Litigation Trustee Agreements, the Litigation Trustees have the sole and exclusive right to instruct Washington Mutual, Inc. with respect to all decisions regarding the prosecution of the Litigation. This right includes the right to direct Washington Mutual, Inc. to dismiss, settle or cease prosecuting the Litigation and to control other aspects of the Litigation, such as hiring, firing and supervising legal counsel. Prior to the completion of the Washington Mutual merger, Bank United Corp. established an advisory committee for the CPR Trust composed of certain then current directors of Bank United Corp. The members of the advisory committee are Lewis
S. Ranieri, former Chairman of the Board of Directors of Bank United Corp., Barry C. Burkholder, a former director and the former Chief Executive Officer and President of Bank United Corp. and currently a Senior Vice President of Washington Mutual, Inc. and Michael Stevens, a former director of Bank United Corp. Pursuant to the Declaration of Trust of the CPR Trust, the Litigation Trustees are entitled to consult with the advisory committee.

     The Declaration of Trust of the CPR Trust provides that the Litigation Trustees have the right to instruct Washington Mutual, Inc. and Washington Mutual Bank, as the successors to Bank United Corp. and Bank United, to dismiss, settle or cease prosecution of the Litigation at any time and on any terms for any reason whatsoever. However, the Litigation Trustees may not cause Washington Mutual, Inc. or Washington Mutual Bank to enter into any settlement agreement or other ruling or agreement as part of the resolution of the Litigation or a related Internal Revenue Service ruling if the agreement imposes any liability or obligation on Washington Mutual, Inc. or any of its affiliates or adversely affects or restricts the conduct of its business or adversely affects its tax posture with respect to other matters, other than a standard settlement release relating only to the Litigation or other related claims that the plaintiffs could have brought immediately prior to the Washington Mutual merger.

     The Litigation Trustee agreements provide for compensation by the CPR Trust for each Litigation Trustee, during the term of his service as a Litigation Trustee, at a rate of $500,000 per year for three years. If, however, the Litigation is terminated in less than three years, the remainder of the fees that would be paid over the three-year period will be accelerated upon final resolution of the Litigation and receipt by Washington Mutual, Inc. or any of its affiliates of the proceeds of the Litigation. The Litigation Trustees are also entitled to reimbursement of all reasonable out-of-pocket expenses. In addition, as an incentive to the Litigation Trustees, each of the Litigation Trustees received 291,899 CPR Certificates, representing 0.75% of the total number of rights certificates issuable in the Reorganization. As of the date hereof, Messrs. Heffron and Ranieri beneficially own 408,725 and 727,899
CPR Certificates, respectively, and Mr. Heffron holds options to acquire up to an additional 107,112 CPR Certificates.

     Authority. The Declaration of Trust for the CPR Trust provides that the Litigation Trustees may adopt their own rules and procedures, but may act only with the approval of both Litigation Trustees or the sole remaining Litigation Trustee then in office. If the number of Litigation Trustees is increased above two, then approval of the Litigation Trustees requires the affirmative vote of a majority of the Litigation Trustees then in office. The Litigation Trustees may, in their discretion, delegate to one or more of the Litigation Trustees the authority to act on behalf of the Litigation Trustees except regarding the retention or dismissal of counsel for Washington Mutual, Inc. or the Litigation Trustees or the approval of a settlement or dismissal of the Litigation.

                         SUMMARY FINANCIAL INFORMATION

     The CPR Trust has no revenues. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the period February 9, 2001 (the date the CPR Trust commenced operations) through March 31, 2001, as well as the balance of the expense fund available to cover future expenses (dollars in thousands):


Initial deposit by Washington Mutual during the quarter ending           $  250
  March 31, 2001
Deposit by Washington Mutual received during April 2001                     815
                                                                         ------
Expense fund advances at March 31, 2001                                   1,065

Disbursements through March 31, 2001 -- Litigation Trustee Fees            (250)
                                                                         ------
Expense fund advances not used at March 31, 2001                            815

Accrued expenses at March 31, 2001
  Filing fees                                                              (119)
  Trust administration fees                                                 (22)
  Legal expenses                                                            (16)
  Accounting and auditing fees                                              (15)
  Financial printing                                                        (10)
  Office and other                                                           (7)
                                                                         ------
Expense fund balance at March 31, 2001 available for future expenses     $  626
                                                                         ======


     In addition, $2,158 of expenses were accrued during the quarter ended March 31, 2001, for interest payable to Washington Mutual, Inc. on expense fund advances, assuming a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

     The CPR Trust may issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses. However, it may not be possible to obtain purchasers of the additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable. In the event additional CPR Certificates are issued and existing CPR Certificate holders are not given the opportunity to purchase, or do not purchase a pro rata amount in such issuance, such CPR Certificate holders' indirect interest in the Payment Amount will be diluted. The CPR Trust is authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, but only if such borrowings represent debt of the CPR Trust (and not ownership interests) for federal income tax purposes. Furthermore, it may not be possible for the CPR Trust to borrow funds (and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available).

ITEM 3.  NOT APPLICABLE

                            PART -- II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Registrant has no litigation currently pending. For a discussion of the Litigation in which the CPR Trust has an interest, see Part 1, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEMS 2 THROUGH 5 ARE NOT APPLICABLE OR THE ANSWERS ARE NEGATIVE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Not Applicable.

         (b)  Reports on Form 8-K

During the quarter for which this report is filed, the Registrant filed one Form 8-K:

o Current Report on Form 8-K filed March 1, 2001, regarding completion of the Reorganization and entering into the definitive forms of the Declarations of Trust for the CPR Trust and the Payment Trust, as well as the Commitment Agreement.

                                 SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BANK UNITED CORP. LITIGATION
                                        CONTINGENT PAYMENT RIGHTS TRUST


                                        By:  /s/ Jonathon K. Heffron
                                             -----------------------
                                        Name:  Jonathon K. Heffron
                                        Title:  Litigation Trustee



                                        By:  /s/ Salvatore A. Ranieri
                                             ------------------------
                                        Name:  Salvatore A. Ranieri
                                        Title:  Litigation Trustee


Dated:   May 15, 2001