Form 10-Q
period 2001-06-30
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2001-07-20
CIK 1127777

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________________ to _________________.

                         Commission File Number 0-32301

          Bank United Corp. Litigation Contingent Payment Rights Trust
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      76-6168223
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  3200 Southwest Freeway, Suite 2604,
            Houston, Texas                                  77027
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip code)

                                 (713) 543-6958
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                         Outstanding at July 16, 2001
                -----                         ----------------------------
      Contingent Payment Rights
     Certificates (no par value)                       36,283,294


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

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENT OF FINANCIAL CONDITION
                                  June 30, 2001
                                   (unaudited)
                             (dollars in thousands)


ASSETS
Cash                                                                       $      363
Prepaid expenses                                                                   17
Other assets                                                                        6
                                                                           ----------
              Total assets                                                 $      386
                                                                           ==========

LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 3)                                             $    1,065
Other liabilities                                                                 220
                                                                           ----------
              Total liabilities                                                 1,285

Certificateholders' deficit (note 4)
Certificates, no par value, 38,919,884
     authorized, 36,283,294 issued and outstanding                                 --
Accumulated deficit                                                              (899)
                                                                           ----------
              Total certificateholders' deficit                                  (899)

                                                                           ----------
              Total liabilities and certificateholders' deficit            $      386
                                                                           ==========


See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF OPERATIONS
  For the Three months ended June 30, 2001 and for the Period February 9, 2001
         (the date of commencement of operations) through June 30, 2001
                                   (unaudited)
                      (in thousands, except per share data)


                                             Three months ended    February 9, 2001 through
                                                June 30, 2001           June 30, 2001
                                             ------------------    ------------------------

REVENUE                                          $         --           $         --
                                                 ------------           ------------

EXPENSES
Litigation trustee fees (note 2)                         (250)                  (500)
Insurance                                                (104)                  (104)
Licenses, permits and filing fees                          (7)                  (106)
Legal expense                                             (69)                   (85)
Accounting and auditing fees                              (22)                   (37)
Trust administration fees                                  (1)                   (18)
Financial printing expense                                 (2)                   (12)
Interest expense (note 3)                                 (18)                   (20)
Office and other                                          (10)                   (17)

                                                 ------------           ------------
                                                         (483)                  (899)
                                                 ------------           ------------

NET LOSS                                         $       (483)          $       (899)
                                                 ============           ============

NET LOSS PER CERTIFICATE (note 6)                $      (0.01)          $      (0.02)
                                                 ============           ============

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    STATEMENT OF CERTIFICATEHOLDERS' DEFICIT
    For the Period February 9, 2001 (the date of commencement of operations)
                              through June 30, 2001
                                   (unaudited)
                                 (in thousands)


                                                                                        Total
                                                                  Accumulated    Certificateholders'
                                                 Certificates       Deficit            Deficit
                                                 ------------     ------------   -------------------
Balance at February 9, 2001                      $         --     $         --      $         --

Net loss                                                   --             (899)             (899)

                                                 ------------     ------------      ------------
Balance at June 30, 2001                         $         --     $       (899)     $       (899)
                                                 ============     ============      ============



                See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                             STATEMENT OF CASH FLOWS
    For the Period February 9, 2001 (the date of commencement of operations)
                             through June 30, 2001
                                   (unaudited)
                             (dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                       $     (899)
                                                                       ----------

        Adjustments to reconcile net loss to cash used in
             operating activities
                    Increase in prepaid and other assets                      (23)
                    Increase in other liabilities                             220
                                                                       ----------
        Total adjustments                                                     197

                                                                       ----------
        Net cash used in operating activities                                (702)
                                                                       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Deposit to expense fund                                             1,065

                                                                       ----------
        Net increase in cash                                                  363

CASH AT BEGINNING OF PERIOD                                                    --
                                                                       ----------

CASH AT END OF PERIOD                                                  $      363
                                                                       ==========


                See accompanying notes to financial statements.

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

         The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the period February 9, 2001 (the date of commencement of operations) through June 30, 2001 are not necessarily indicative of the results of operations to be expected for the remainder of the year. The interim financial information should be read in conjunction with the Prospectus.

2.       LITIGATION TRUSTEE FEES

         The CPR Trust and the Litigation are managed by the two Litigation Trustees, both of whom have knowledge of the facts underlying the litigation and who have previously served as Bank United Corp.'s general counsel. In turn, the trustees each receive a $500,000 fee per year, for a term of three years, to be paid in quarterly installments. In addition, the Litigation Trustees each have received 291,899 CPR Certificates. See Item 2 under the heading "Management of the Litigation."

3.       EXPENSE FUND ADVANCES

         Washington Mutual, Inc. is obligated to advance amounts to pay expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees, and all administrative expenses. The maximum amount that Washington Mutual, Inc. is obligated to pay is $10 million, unless additional court proceedings are necessary, in which case Washington Mutual, Inc. is obligated to pay an additional $3 million. Advances funded by Washington Mutual, Inc. will be reimbursed to Washington Mutual, Inc. from any proceeds of the Litigation, prior to the payment of any amounts to the holders of CPR Certificates.

         The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $2,000 was incurred during the period ended March 31, 2001 and $18,000 was incurred during the three months ended June 30, 2001. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

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

4.       CERTIFICATEHOLDERS' DEFICIT

         At June 30, 2001 and March 31, 2001, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

         In connection with the Washington Mutual, Inc. merger, Bank United Corp. also undertook a legal reorganization (the "Reorganization"), whereby each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate. Similarly, options to purchase Bank United Corp. common stock outstanding at that time, as well as the Bank United Corp. 8% Corporate Premium Income Equity Securities outstanding at that time, were adjusted proportionately for purposes of receiving the appropriate number of CPR Certificates. At the time of the Reorganization, 32,743,909 CPR Certificates were authorized in respect of shares of Bank United Corp. common stock outstanding at that time and up to 3,366,237 and 2,225,940 CPR Certificates, respectively, were authorized for delivery in respect of Bank United Corp. stock options and 8% Corporate Premium Income Equity Securities outstanding at that time. In addition, an aggregate of 583,798 additional CPR Certificates were authorized and issued to the Litigation Trustees. See Item 2 under the heading "General".

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

6.       NET LOSS PER CERTIFICATE

         The net loss per certificate was calculated by dividing the net loss for each period by the weighted average number of certificates outstanding during the related period (36,020,104 average certificates outstanding during the three months ended June 30, 2001 and 35,192,607 average certificates outstanding during the year to date period ended June 30, 2001). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the outstanding stock options and the conversion of the premium income equity securities. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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


                                                                              MAXIMUM NUMBER
                                                                           OF CPR CERTIFICATES
                                                                              AUTHORIZED AND
                                                                           ISSUABLE PURSUANT TO
COMPONENTS OF THE RIGHT TO RECEIVE CPR CERTIFICATES                         THE REORGANIZATION
---------------------------------------------------                        --------------------

Bank United Corp. common stock                                                   32,743,909

Bank United Corp. stock options                                                   3,366,237

Bank United Corp. 8% Corporate Premium Income Equity Securities                   2,225,940

CPR Certificates for Litigation Trustees                                            583,798
                                                                               ------------


Total CPR Certificates Authorized and Issuable in the Reorganization             38,919,884
                                                                               ============

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

         The Payment Trust will pay any amounts it receives from Washington Mutual, Inc. promptly to the CPR Trust after deducting any amounts withdrawn by Washington Mutual, Inc. to cover taxes arising solely from its ownership of the Payment Trust. The amount that the Payment Trust forwards to the CPR Trust will be increased by any after tax interest earned on the Commitment Amount. However, in the event that Washington Mutual, Inc. pays any portion of the Commitment Amount to the Payment Trust prior to February 9, 2002, the Payment Trust will not pay those amounts to the CPR Trust until the expiration of 366th day following the reorganization.

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

EXAMPLE                                                          SCENARIO ONE       SCENARIO TWO
-------                                                          -------------      -------------

Assumed damage recovery                                          $ 558,000,000      $ 101,000,000
                                                                 =============      =============
Portion of damage recovery payable to Washington
Mutual, Inc. (85% of total recovery)                             $ 474,300,000      $  85,850,000

Assumed Taxes                                                     (186,044,175)       (33,674,663)
                                                                 -------------      -------------

Proceeds less assumed taxes                                        288,255,825         52,175,337

Reimbursement of assumed expenses to Washington
Mutual, Inc.                                                       (13,000,000)       (13,000,000)
                                                                 -------------      -------------

Net proceeds                                                     $ 275,255,825      $  39,175,337

Maximum number of CPR Certificates authorized
and issuable pursuant to the Reorganization                         38,919,884         38,919,884
                                                                 -------------      -------------
Illustrative range of proceeds per CPR Certificate               $        7.07      $        1.01
                                                                 =============      =============

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

         Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of June 30, 2001, Washington Mutual had advanced $1.065 million of expenses to the CPR Trust.

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

         The United States Court of Appeals for the Federal Circuit, which hears appeals from the United States Court of Federal Claims, has decided Glendale Federal Bank vs. United States and California Federal Bank vs. United States. In Glendale Federal, the Court of Appeals reversed the trial court's award of restitution damages and remanded the case for determination of Glendale's reliance damages. Bank United did not seek reliance or restitution damages. Bank United sought to recover lost profits, or, in the alternative, the cost of raising new capital as a substitute for the promises breached by the Government. In California Federal, the Court of Federal Claims granted summary judgment in favor of the United States on California Federal's lost profits claim. The Court of Appeals reversed and remanded the case for a trial on lost profits. In addition, the Court of Appeals affirmed the trial court's fact finding that California Federal's cost of replacing capital was limited to the transaction costs of replacing the goodwill phased out by FIRREA. Petitions for rehearing of California Federal were denied by the Court of Appeals.

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

                          SUMMARY FINANCIAL INFORMATION

         The CPR Trust has no revenues. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the period February 9, 2001 (the date the CPR Trust commenced operations) through June 30, 2001, as well as the balance of the expense fund available to cover future expenses (dollars in thousands):

Deposits by WAMU for the period February 9, 2001 (the date of              $    1,065
     commencement of operations) through June 30, 2001

Disbursements through June 30, 2001
        Litigation trustee fees                                                  (500)
        Licenses, permits and filing fees                                        (119)
        Legal expense                                                             (44)
        Accounting and auditing fees                                               (4)
        Trust administration fees                                                 (19)
        Financial printing expense                                                 (7)
        Office and other                                                           (9)
                                                                           ----------
                                                                                 (702)
                                                                           ----------

Expense fund advances not used at June 30, 2001                                   363

Accrued expenses at June 30, 2001
        Insurance                                                                (104)
        Legal expense                                                             (48)
        Accounting and auditing fees                                              (33)
        Trust administration fees                                                  (4)
        Financial printing expense                                                 (6)
        Office and other                                                           (5)
                                                                           ----------
                                                                                 (200)
                                                                           ----------

Expense fund balance at June 30, 2001 available for future expenses        $      163
                                                                           ==========

         In addition, $20,000 of expense was accrued from February 9, 2001 through June 30, 2001, for interest payable to Washington Mutual, Inc. on expense fund advances, assuming a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

         During July 2001, the CPR Trust received its quarterly expense advance from Washington Mutual, Inc. in the amount of $332,200.

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

                            PART II OTHER INFORMATION

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

Not Applicable.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        BANK UNITED CORP. LITIGATION
                                        CONTINGENT PAYMENT RIGHTS TRUST

                                        By: /s/ Jonathon K. Heffron
                                            -----------------------------------
                                        Name: Jonathon K. Heffron
                                        Title: Litigation Trustee

                                        By: /s/ Salvatore A. Ranieri
                                            -----------------------------------
                                        Name: Salvatore A. Ranieri
                                        Title: Litigation Trustee

Dated: July 20, 2001