Form 10-Q
period 2001-09-30
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2001-10-24
CIK 1127777

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
             (Exact name of registrant as specified in its charter)


           Delaware                                   76-6168223
           --------                                    ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


  3200 Southwest Freeway, Suite 1001,
           Houston, Texas                                77027
           --------------                                -----
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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                 Outstanding at October 16, 2001
--------------------------------------------------------------------------------
   Contingent Payment Rights                            36,485,346
  Certificates (no par value)

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

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENT OF FINANCIAL CONDITION
                               September 30, 2001
                                   (unaudited)
                             (dollars in thousands)


ASSETS
Cash                                                                $   431
Prepaid expenses                                                         89
Other assets                                                             13
                                                                    -------
              Total assets                                          $   533
                                                                    =======
LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 3)                                      $ 1,717
Other liabilities                                                       163
                                                                    -------
              Total liabilities                                       1,880

Certificateholders' deficit (note 4)
Certificates, no par value, 38,919,884
     authorized, 36,485,346 issued and outstanding                     --
Accumulated deficit                                                  (1,347)
                                                                    -------
              Total certificateholders' deficit                      (1,347)
                                                                    -------
              Total liabilities and certificateholders' deficit     $   533
                                                                    =======





                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF OPERATIONS
                  For the Three months ended September 30, 2001
                    and for the Period February 9, 2001 (the
                       date of commencement of operations)
                           through September 30, 2001
                                   (unaudited)
                      (in thousands, except per share data)


                                        Three months ended         February 9, 2001 through
                                        September 30, 2001            September 30, 2001
                                        ------------------         ------------------------
REVENUE                                      $  --                           $  --
                                             -------                         -------
EXPENSES
Litigation trustee fees (note 2)                (250)                           (750)
Insurance                                        (56)                           (160)
Licenses, permits and filing fees                 (7)                           (113)
Legal expense                                    (67)                           (152)
Accounting and auditing fees                     (16)                            (53)
Trust administration fees                         (6)                            (24)
Financial printing expense                        (3)                            (15)
Interest expense (note 3)                        (25)                            (45)
Office and other                                 (18)                            (35)
                                             -------                         -------
                                                (448)                         (1,347)
                                             -------                         -------
NET LOSS                                     $  (448)                        $(1,347)
                                             =======                         =======
NET LOSS PER CERTIFICATE (note 6)            $ (0.01)                        $ (0.04)
                                             =======                         =======




                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                    STATEMENT OF CERTIFICATEHOLDERS' DEFICIT
            For the Period February 9, 2001 (the date of commencement
                                 of operations)
                           through September 30, 2001
                                   (unaudited)
                                 (in thousands)



                                                                                             Total
                                                                 Accumulated          Certificateholders'
                                       Certificates                Deficit                  Deficit
                                    --------------------     --------------------     --------------------
Balance at February 9, 2001                $ -                    $    -                   $    -

Net loss                                     -                      (1,347)                  (1,347)

                                    --------------------     --------------------     --------------------
Balance at September 30, 2001              $ -                    $ (1,347)                $ (1,347)
                                    ====================     ====================     ====================


                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                             STATEMENT OF CASH FLOWS
                      For the Period February 9, 2001 (the
                       date of commencement of operations)
                           through September 30, 2001
                                   (unaudited)
                             (dollars in thousands)



CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss                                                       $ (1,347)
                                                                           -----------
              Adjustments to reconcile net loss to cash used in
                   operating activities
                          Increase in other assets                               (102)
                          Increase in other liabilities                           163
                                                                           -----------
              Total adjustments                                                    61
                                                                           -----------
              Net cash used in operating activities                            (1,286)
                                                                           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
              Initial deposit to expense fund                                   1,717
                                                                           -----------
              Net increase in cash                                                431

CASH AT BEGINNING OF PERIOD                                                         -
                                                                           -----------
CASH AT END OF PERIOD                                                        $    431
                                                                           ===========

                 See accompanying notes to financial statements.

          Bank United Corp. Litigation Contingent Payment Rights Trust
                          Notes to Financial Statements

1.       PRINCIPLES OF PRESENTATION

         The Bank United Corp. Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on November 2, 2000. Bank United Corp. created the CPR Trust in connection with its merger with Washington Mutual, Inc., which was completed on February 9, 2001. The assets of the CPR Trust consist primarily of the right to receive a portion of any proceeds received by Washington Mutual, Inc. and Washington Mutual Bank, F.A. (as successors to Bank United Corp. and Bank United) in any judgment or settlement of the forbearance litigation (the "Litigation") against the United States described below in Item 2 under the heading "The Litigation."

         The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the period February 9, 2001 (the date of commencement of operations) through September 30, 2001 are not necessarily indicative of the results of operations to be expected through December 31, 2001. The interim financial information should be read in conjunction with the Prospectus.

2.       LITIGATION TRUSTEE FEES

         The CPR Trust and the Litigation are managed by the two Litigation Trustees, both of whom have knowledge of the facts underlying the litigation and who have previously served as general counsel to Bank United Corp. or its predecessor entities. In turn, the Litigation Trustees each receive a $500,000 fee per year, for a term of three years, to be paid in quarterly installments. In addition, the Litigation Trustees each have received 291,899 CPR Certificates.

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

         The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $24,628 was incurred during the three months ended September 30, 2001 and $44,594 was incurred for the year to date period. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

         The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

4.       CERTIFICATEHOLDERS' DEFICIT

         At September 30, 2001, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

         In connection with the Washington Mutual, Inc. merger, Bank United Corp. also undertook a legal reorganization (the "Reorganization"), whereby each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate. Similarly, options to purchase Bank United Corp. common stock outstanding at that time, as well as the Bank United Corp. 8% Corporate Premium Income Equity Securities outstanding at that time were adjusted proportionately for purposes of receiving the appropriate number of CPR Certificates. At the time of the Reorganization, 32,743,909 CPR Certificates were authorized and issued in respect of shares of Bank United Corp. common stock outstanding at that time and up to 3,366,237 and 2,225,940 CPR Certificates, respectively, were authorized for delivery in respect of Bank United Corp. stock options and 8% Corporate Premium Income Equity Securities outstanding at that time. In addition, an aggregate of 583,798 additional CPR Certificates were authorized and issued to the Litigation Trustees.

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

6.       NET LOSS PER CERTIFICATE

         The net loss per certificate was calculated by dividing the net loss for each period by the weighted average number of certificates outstanding during the related period (36,443,930 average certificates outstanding during the three months ended September 30, 2001 and 35,688,280 average certificates outstanding during the year to date period ended September 30, 2001). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the outstanding stock options and the conversion of the premium income equity securities. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

7.       FEDERAL INCOME TAXES

         The CPR Trust will be treated as a grantor trust for federal income tax purposes. A grantor trust is not a separate taxable entity. Income resulting from payments received by the CPR Trust is required to be reported for federal income tax purposes by certificateholders. The Washington Mutual, Inc. consolidated group will recognize expenses incurred by the CPR Trust for federal income tax purposes. Therefore, no effect has been provided for federal income taxes.

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


                                                                                         MAXIMUM NUMBER OF CPR
                                                                                      CERTIFICATES AUTHORIZED AND
                                                                                       ISSUABLE PURSUANT TO THE
COMPONENTS OF THE RIGHT TO RECEIVE CPR CERTIFICATES                                          REORGANIZATION
---------------------------------------------------                                   ----------------------------
Bank United Corp. common stock                                                                  32,743,909

Bank United Corp. stock options                                                                  3,366,237

Bank United Corp. 8% Corporate Premium Income Equity Securities                                  2,225,940

CPR Certificates for Litigation Trustees                                                           583,798
                                                                                               -----------

Total CPR Certificates Authorized and Issuable in the Reorganization                            38,919,884
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


EXAMPLE                                                     SCENARIO ONE                      SCENARIO TWO
-------                                                     ------------                      ------------
Assumed damage recovery                                    $   558,000,000                     $   101,000,000
                                                           ===============                     ===============


Portion of damage recovery payable to Washington
Mutual, Inc. (85% of total recovery)                       $   474,300,000                    $     85,850,000


Assumed Taxes                                                 (186,044,175)                       (33,674,663)
                                                           ---------------                   ---------------

Proceeds less assumed taxes                                    288,255,825                          52,175,337

Reimbursement of assumed expenses to Washington
Mutual, Inc.                                                   (13,000,000)                       (13,000,000)
                                                           ---------------                   ---------------

Net proceeds                                               $   275,255,825                    $     39,175,337

Maximum number of CPR Certificates authorized
and issuable pursuant to the Reorganization                     38,919,884                          38,919,884

Illustrative range of proceeds per CPR
Certificate                                                $          7.07                    $           1.01
                                                           ===============                    ================


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

         Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of September 30, 2001, Washington Mutual had advanced $1.717 million to the CPR Trust.

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

         The Litigation Trustees maintain an office at 3200 Southwest Freeway, Suite 1001 Houston, Texas 77027, on behalf of the CPR Trust for the purpose of pursuing the Litigation and administering their other duties under the declarations of trust for the CPR Trust and the Payment Trust.

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

         As a result of Bank United Corp.'s original acquisition of certain of the assets and liabilities of United Savings Association of Texas in 1988, the Federal Home Loan Bank Board approved a forbearance letter issued on February 15, 1989. Under the terms of the forbearance letter, the Federal Savings and Loan Insurance Corporation agreed to waive or forbear from enforcing certain regulatory provisions concerning capital requirements, liquidity requirements, accounting requirements and other matters. After the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 (the "Act"), the Office of Thrift Supervision took the position that the capital standards set forth in the Act applied to all savings institutions, including those institutions that had been operating under previously granted capital and accounting forbearances, and that the Act eliminated those forbearances.

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

         In April 2001, the court issued two procedural orders in the Litigation. On April 6, the court ordered publication of the March 1999 opinion granting summary judgment to Bank United Corp. and Bank United on the issue of liability. Because of an apparent oversight, the opinion had not been published earlier. On April 17, 2001 the court granted the government's unopposed motion for leave to file the opinion issued by the Court of Appeals for the Federal Circuit in California Federal Bank vs. United States (discussed below) as supplemental authority in the Litigation.

         In September 2001, the plaintiffs filed a motion with the court regarding their willingness to provide further briefing or to attend a conference, if the court considers it useful to assist in the resolution of the case. The government opposed the motion as unnecessary on the ground of its confidence that the court was aware of the government's readiness to provide whatever assistance the court deemed appropriate or necessary. The motion is pending.

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

         The United States Court of Appeals for the Federal Circuit, which hears appeals from the United States Court of Federal Claims, has decided Glendale Federal Bank vs. United States, California Federal Bank vs. United States, Bluebonnet Savings Bank v. United States, Glass v. United States, and Landmark Land Company v. United States.

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

         The Bluebonnet plaintiffs sought damages for additional borrowing costs caused by FIRREA. They did not seek lost profits. The Court of Federal Claims awarded plaintiffs no damages, because it found that they had not proved damages with reasonable certainty. The Court of Appeals affirmed in part and reversed in part. It found that some of the plaintiffs' additional borrowing costs were proved with reasonable certainty. It appears that Bluebonnet may recover as much as $120 million. The parties have not sought rehearing but the deadline has not passed.

         In Glass, the Court of Appeals reversed the lower court's award of restitution and damages on procedural grounds that are not at issue in the Bank United case. It held that shareholders of the thrift and the FDIC did not have standing to pursue their claims against the United States. The shareholders and FDIC have filed petitions for rehearing.

         In Landmark, the lower court awarded $21.4 million in restitution, the amount of plaintiffs' initial investment in the thrift. It denied Landmark's claim for reliance damages on the ground that they were not foreseeable. The Court of Appeals affirmed. The FDIC and Landmark have sought rehearing.

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

                          MANAGEMENT OF THE LITIGATION

         General. The Litigation Trustees are Salvatore A. Ranieri, a former director of Bank United Corp. and the former General Counsel of Bank United Corp.'s predecessor entities, and Jonathon K. Heffron, the former Executive Vice President, Chief Operating Officer and General Counsel of Bank United Corp., both of whom have knowledge of the facts underlying the Litigation. Mr. Ranieri is also the General Counsel of Hyperion Partners L.P. Messrs. Ranieri and Heffron have been involved in the prosecution of the Litigation to date. Under the Declaration of Trust for the CPR Trust and the Litigation Trustee Agreements, the Litigation Trustees have the sole and exclusive right to instruct Washington Mutual, Inc. with respect to all decisions regarding the prosecution of the Litigation. This right includes the right to direct Washington Mutual, Inc. to dismiss, settle or cease prosecuting the Litigation and to control other aspects of the Litigation, such as hiring, firing and supervising legal counsel. Prior to the completion of the Washington Mutual merger, Bank United Corp. established an advisory committee for the CPR Trust composed of certain then current directors of Bank United Corp. The members of the advisory committee are Lewis S. Ranieri, former Chairman of the Board of Directors of Bank United Corp., Barry C. Burkholder, a former director and the former Chief Executive Officer and President of

Bank United Corp., and Michael Stevens, a former director of Bank United Corp. Pursuant to the Declaration of Trust of the CPR Trust, the Litigation Trustees are entitled to consult with the advisory committee.

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

         The Litigation Trustee agreements provide for compensation by the CPR Trust for each Litigation Trustee, during the term of his service as a Litigation Trustee, at a rate of $500,000 per year for three years. If, however, the Litigation is terminated in less than three years, the remainder of the fees that would be paid over the three-year period will be accelerated upon final resolution of the Litigation and receipt by Washington Mutual, Inc. or any of its affiliates of the proceeds of the Litigation. The Litigation Trustees are also entitled to reimbursement of all reasonable out-of-pocket expenses. In addition, as an incentive to the Litigation Trustees, each of the Litigation Trustees received 291,899 CPR Certificates, representing 0.75% of the total number of rights certificates issuable in the Reorganization. As of the date hereof, Messrs. Heffron and Ranieri beneficially own 515,837 and 727,899 CPR Certificates, respectively.

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

                          SUMMARY FINANCIAL INFORMATION

         The CPR Trust has no revenues. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the period February 9, 2001 (the date the CPR Trust commenced operations) through September 30, 2001, as well as the balance of the expense fund available to cover future expenses (dollars in thousands):

Deposits by WAMU for the period February 9, 2001 (the date of                  $   1,717
     commencement of operations) through September 30, 2001

Disbursements through September 30, 2001
        Litigation trustee fees                                                     (750)
        Insurance                                                                   (240)
        Licenses, permits and filing fees                                           (119)
        Legal expense                                                                (91)
        Accounting and auditing fees                                                 (22)
        Trust administration fees                                                    (25)
        Financial printing expense                                                    (8)
        Office and other                                                             (31)
                                                                               ----------
        Total disbursements through September 30, 2001                            (1,286)
                                                                               ----------
Expense fund advances not used at September 30, 2001                                 431

Accrued expenses at September 30, 2001
        Legal expense                                                                (76)
        Accounting and auditing fees                                                 (30)
        Trust administration fees                                                     (1)
        Financial printing expense                                                    (7)
        Office and other                                                              (5)
                                                                               ----------
                                                                                    (119)
                                                                               ----------
Expense fund balance at September 30, 2001 available for future expenses       $     312
                                                                               ==========


         In addition, $44,594 of expense was accrued from February 9, 2001 through September 30, 2001, for interest payable to Washington Mutual, Inc. on expense fund advances, assuming a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.


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

                           FORWARD-LOOKING INFORMATION

         Statements and financial discussion and analysis by management contained throughout this Form 10Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. For further information regarding these risks and uncertainties, see "Risk Factors" in the Prospectus filed by the CPR Trust with, and declared effective by, the SEC on January 12, 2001 (SEC File Number 333-49302).

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


                                       BANK UNITED CORP. LITIGATION
                                       CONTINGENT PAYMENT RIGHTS TRUST

                                       By:  /s/ Jonathon K. Heffron
                                          -----------------------------
                                       Name:  Jonathon K. Heffron
                                       Title:  Litigation Trustee

                                       By:  /s/ Salvatore A. Ranieri
                                          -----------------------------
                                       Name:  Salvatore A. Ranieri
                                       Title:  Litigation Trustee



Dated:  October 24, 2001