Form 10-K
period 2001-12-31
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2002-03-29
CIK 1127777

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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
             (Exact name of registrant as specified in its charter)

            Delaware                                  76-6168223
            --------                                  ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  3200 Southwest Freeway, Suite 1001
          Houston, Texas                                 77027
(Address of principal executive offices)               (Zip code)

                                 (713) 543-6958
                                 --------------
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:                 Name of Each Exchange on Which Registered:
-------------------                  -----------------------------------------
      None                                            N/A

Securities registered pursuant to Section 12(g) of the Act:

                     Contingent Payment Rights Certificates
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At March 19, 2002, there were 36,485,346 Contingent Payment Rights Certificates (no par value) outstanding, and the aggregate market value of the Contingent Payment Rights Certificates held by non-affiliates of the registrant on that date, calculated by reference to the closing price of the Contingent Payment Rights Certificates on that date, was $3,883,581. For purposes of this calculation, Contingent Payment Rights Certificates owned by the Litigation Trustees have been treated as owned by affiliates of the registrant, although such treatment is not an admission of the affiliate status of any such person.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                                TABLE OF CONTENTS


                                     PART I

ITEM  1.  BUSINESS..........................................................  5

ITEM  2.  PROPERTIES........................................................  5

ITEM  3.  LEGAL PROCEEDINGS.................................................  5

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS...........................................................  5

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...............................................  5

ITEM  6.  SELECTED FINANCIAL DATA...........................................  6

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
             General........................................................  6
             The Litigation................................................. 11
             Management of the Litigation................................... 16
             Summary Financial Information.................................. 17
             Forward - Looking Information.................................. 18
             Certificateholder Inquiries.................................... 18

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET  RISK...................................................... 18

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 19

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE............................... 29

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 29

ITEM  11. EXECUTIVE COMPENSATION............................................ 29

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                          TABLE OF CONTENTS, CONTINTUED


ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT........................................................ 29

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 29


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.......................................................... 30

                                   SIGNATURES

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST



                                     PART I

ITEM 1. BUSINESS

The information required by this Item is set forth under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

ITEM 2. PROPERTIES

Office space for the principal executive offices of the Bank United Corp. Litigation Contingent Payment Rights Trust (the "CPR Trust") is provided by Washington Mutual Inc., or an affiliate thereof, pursuant to the terms of the Commitment Agreement, dated as of February 8, 2001, by and among Bank United Corp. (which subsequently became Washington Mutual, Inc.), the CPR Trust, and the Payment Trust (the "Commitment Agreement"). This office space is provided at no cost to the CPR Trust.

ITEM 3. LEGAL PROCEEDINGS

The Registrant has no litigation currently pending. For a discussion of the litigation in which the CPR Trust has an interest, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - The Litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Contingent Payment Rights (the "CPR") Certificates are listed on the NASDAQ National Market System under the symbol BNKUZ. At March 19, 2002, there were 37 shareholders of record of the CPR Certificates. The majority of the CPR Certificates are held in "street name" by nominees for the beneficial owners.

The high and the low certificate prices by quarter for the period February 9, 2001 (date of commencement of operations) through December 31, 2001 were as follows:

                                          High          Low
                                      --------------------------
                  First quarter       $ 0.4063       $ 0.2188
                  Second quarter      $ 0.4500       $ 0.2188
                  Third quarter       $ 0.4000       $ 0.1500
                  Fourth quarter      $ 0.4400       $ 0.0400


There were no dividends declared or paid on the CPR Certificates for the period February 9, 2001 through December 31, 2001. For a description of the CPR Certificates, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

ITEM 6. SELECTED FINANCIAL DATA

See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary Financial Information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         The CPR Trust is a statutory business trust created under Delaware law on November 2, 2000. Bank United Corp. created the CPR Trust in connection with its merger, which was completed on February 9, 2001, with and into Washington Mutual, Inc. The assets of the CPR Trust consist primarily of the right to receive a portion of any proceeds received by Washington Mutual, Inc. (as successor to Bank United Corp.) and by Washington Mutual Bank, FA (as successor to Bank United) in any judgment or settlement in the forbearance litigation (the "Litigation") against the United States described below under "The Litigation". The Registration Statement on Form S-4 with respect to the CPR Certificates referred to in this document was filed by the CPR Trust with, and declared effective by, the Securities and Exchange Commission (the "SEC") on January 9, 2001 (SEC File Number 333-49302) (the "Prospectus").

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

         The CPR Certificates issued or issuable in the Reorganization, including those issued to Messrs. Jonathon K. Heffron and Salvatore A. Ranieri, as the Litigation Trustees, pursuant to each of their respective Litigation Trustee Agreements, are as follows:

                                                        MAXIMUM NUMBER OF CPR
                                                    CERTIFICATES AUTHORIZED AND
                                                      ISSUABLE PURSUANT TO THE
COMPONENTS OF THE RIGHT TO RECEIVE CPR CERTIFICATES        REORGANIZATION
---------------------------------------------------        --------------

Bank United Corp. common stock                                 32,743,909

Bank United Corp. stock options                                 3,366,237

Bank United Corp. 8% Corporate Premium
  Income Equity Securities                                      2,225,940

CPR Certificates for Litigation Trustees                          583,798
                                                               ----------
Total CPR Certificates Authorized and Issuable in the
Reorganization                                                 38,919,884
                                                               ==========

         At December 31, 2001, 36,485,346 CPR Certificates had been issued and were outstanding. At that date, CPR Certificates had not been issued relating to a limited number of unexercised Bank United Corp. stock options and no CPR Certificates had been issued relating to the Bank United Corp. 8% Corporate Premium Income Equity Securities.

         Bank United Corp. also created the Bank United Corp. Payment Rights Trust (the "Payment Trust") in connection with the Washington Mutual, Inc. merger to manage the payment of any proceeds from Washington Mutual, Inc. to the CPR Trust. The Payment Trust will receive the applicable portion of any recovery in the Litigation from Washington Mutual, Inc. The Payment Trust will make payments to the CPR Trust from time to time following the receipt of any recovery amount, after certain adjustments described in the Prospectus.

         The payment rights of the trusts are governed by the Declaration of Trust of the CPR Trust, the Declaration of Trust of the Payment Trust and the Commitment Agreement, dated as of February 8, 2001, by and among Bank United Corp. (which subsequently became Washington Mutual, Inc.), the CPR Trust, and the Payment Trust (the "Commitment Agreement").

         Under the Commitment Agreement, Washington Mutual, Inc. is obligated to pay to the Payment Trust from time to time an amount equal to the Commitment Amount plus interest less taxes on that interest.

The "Commitment Amount" is equal to:

o all cash and non-cash proceeds actually received by Washington Mutual, Inc. and its affiliates under a final, nonappealable judgment or a final settlement of the Litigation,
o    less reimbursements to Washington Mutual, Inc.,
o plus any tax benefits to Washington Mutual, Inc., based on assumptions specified in the Commitment Agreement as to the deductibility of expenses.

The reimbursements that Washington Mutual, Inc. may subtract from the Litigation proceeds are as follows:

o amounts paid by Washington Mutual, Inc. to the expense fund described below, plus interest,
o Washington Mutual, Inc.'s income tax liability resulting from the receipt of the Litigation proceeds, based on assumptions specified in the Commitment Agreement as to the taxability of such proceeds,
o damages actually suffered by Washington Mutual, Inc. and related parties as a result of any matter whatsoever brought by the holders of the CPR Certificates in their capacity as holders or any matter brought by another party relating to the trusts, the CPR Certificates and their distribution, the Litigation and any actions taken by the Litigation Trustees relating to the trusts other than any damages arising from Washington Mutual, Inc.'s breach of the Commitment Agreement, failure to deliver CPR Certificates when due or failure to deposit trust expenses advanced to the trusts,
o interest on any cash payment of taxes if proceeds are included in income of Washington Mutual, Inc. or Washington Mutual Bank, FA for federal income tax purposes in a taxable year prior to the year such proceeds are received in cash,
o any indemnification amounts provided to the Litigation Trustees under their Litigation Trustee Agreements, and
o expenses reasonably incurred by Washington Mutual, Inc. in connection with the liquidation of any non-cash proceeds.

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

         In addition, the amount payable to CPR certificateholders will be reduced by the retained amount, which is $1.0 million or such greater amount as the Litigation Trustees reasonably determine to be necessary to cover all expenses and claims of the CPR Trust that may be incurred or arise after amounts payable under the Commitment Agreement have been paid in full and to satisfy the trust's indemnification obligations. The retained amount will be retained for a period of one year or longer as reasonably determined by the Litigation Trustees. The CPR Trust will invest the retained amount in certain designated types of investments until the expiration of the retained amount period, subject to use of those funds to pay trust expenses.

         Each CPR Certificate will entitle the holder to receive a fraction (equal to one divided by the total number of CPR Certificates outstanding) of the total amount payable to the holders of the CPR Certificates.

         By way of example only, the following illustrates the payment that would be made to the holders of CPR Certificates assuming (1) four separate damage recovery scenarios (i. an award of $558 million under the largest of the three damages theories asserted by Bank United Corp. in the Litigation, ii. an award of $101 million under the smallest of those theories, iii. an award of $8,826,783, the amount of the court's judgment in favor of plaintiffs entered on January 8, 2002, and iv. an award of $170.9 million, the total amount of the court's judgment plus additional amounts that plaintiffs have sought pursuant to their motions for amended findings and judgment and their Bill of Costs), (2) a Washington Mutual, Inc. tax rate of 38.84%, (3) expense reimbursements to Washington Mutual, Inc. of $13 million, and (4) an assumed amount of interest payable to Washington Mutual, Inc. on the $13 million of expense advances, calculated in accordance with terms provided in the Commitment Agreement The CPR Trust cannot make any assurances as to the possible recovery, if any, in the Litigation.

                                               SCENARIO      SCENARIO       SCENARIO     SCENARIO
EXAMPLE                                          ONE           TWO           THREE         FOUR
-------                                   ---------------------------------------------------------
Assumed damage recovery                   $ 558,000,000  $101,000,000  $   8,826,783  $ 170,900,000
                                          =========================================================
Portion of damage recovery payable to
Washington Mutual, Inc. (85% of total
recovery)                                 $ 474,300,000  $ 85,850,000  $   7,502,766  $ 145,265,000

Assumed taxes                              (184,218,120) $(33,344,140) $  (2,914,074) $ (56,420,926)
                                          ---------------------------------------------------------
Proceeds less assumed taxes                 290,081,880    52,505,860      4,588,692     88,844,074

Reimbursement of assumed expenses
to Washington Mutual, Inc.                  (13,000,000)  (13,000,000)   (13,000,000)   (13,000,000)

Assumed interest on advances from
Washington Mutual, Inc.                      (2,145,000)   (2,145,000)    (2,145,000)    (2,145,000)
                                          ---------------------------------------------------------
Net proceeds/shortfall                    $ 274,936,880  $ 37,360,860  $ (10,556,308) $  73,699,074

Maximum number of CPR Certificates
authorized and issuable to the
Reorganization                               38,919,884    38,919,884     38,919,884     38,919,884

Illustrative range of proceeds per CPR    ---------------------------------------------------------
Certificate                               $        7.06  $       0.96  $           -  $        1.89
                                          ---------------------------------------------------------

         SHARE OF LITIGATION PROCEEDS. Bank United Corp., Bank United and Hyperion Partners L.P. are the plaintiffs in the Litigation. At the time the lawsuit was filed, Hyperion Partners L.P. was an affiliate of Bank United Corp. and Bank United. The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs).

         CERTAIN TAX MATTERS. The Reorganization and the merger with Washington Mutual, Inc. were each structured to qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code. However, receipt of the CPR Certificates by the former Bank United Corp. stockholders was treated as additional, taxable merger consideration to the stockholder for tax purposes in an amount equal to the fair market value of the CPR Certificates as of February 9, 2001. The Litigation Trustees believe that the fair market value on that date was $0.35 based on the average of the high and low trading prices of the CPR Certificates on the over-the-counter market on that date. The tax information returns provided to the Internal Revenue Service and the holders of CPR Certificates reflect this valuation. Receipt of CPR Certificates by holders of Bank United stock options and 8% Corporate Premium Income Equity Securities will be taxable based on the fair market value of the CPR Certificates at the time of receipt. CPR certificateholders are urged to consult with their tax advisor.

         TAX RETURNS The CPR Trust is treated as a grantor trust for federal income tax purposes. Income resulting from payment received by the CPR Trust is required to be reported for federal income tax purposes by certificateholders. The CPR Trust in required to file Form 1041, U.S. Income Tax Return for Estates and Trusts, and provide the grantors with an information statement reporting their portion of the Trust's income/loss.

         EXPENSES. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of December 31, 2001, $2.527 million had been advanced to the CPR Trust.

         Based on discussions with counsel to the Litigation and certain factors, including the fact that the Litigation commenced almost seven years ago and has involved extensive motion practice, discovery by the United States, and a trial on damages, the Litigation Trustees currently expect that there are sufficient funds available to the CPR Trust and the Payment Trust from Washington Mutual, Inc. to permit the trusts to fund their portion of the Litigation expenses, as well as the administrative and other expenses of the trusts.

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

         An office is maintained at 3200 Southwest Freeway, Suite 1001, Houston, Texas 77027, on behalf of the CPR Trust for the purpose of pursuing the Litigation and administering other duties under the declarations of trust for the CPR Trust and the Payment Trust.

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

         In July 1996, Bank United Corp. and Bank United entered into a recovery agreement with Hyperion Partners L.P. acknowledging the relative value among the parties of claims in the pending Litigation. The agreement confirms that Bank United Corp. and Bank United are entitled to receive 85% of the amount, if any, recovered as a result of any settlement of or a judgment on these claims and that Hyperion Partners L.P. is entitled to receive 15% of this amount. The plaintiffs are obligated to continue to cooperate in good faith and to use their best efforts to maximize the total amount, if any, that they may recover. Pursuant to the agreement, Hyperion Partners L.P. shares in the expenses of the Litigation in the same proportion as it shares in any recovery in the Litigation, although Hyperion Partners L.P. does not share in any expenses relating to the CPR Trust, the Payment Trust, the CPR Certificates or the operation or administration thereof.

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

         In an Opinion and Order dated October 29, 2001, the court rejected plaintiffs' lost profits claims and plaintiffs' model for calculating the cost of substitute capital. The court held that plaintiffs fully mitigated the government's breach and that the plaintiffs were entitled to damages totaling $8,826,783 for the cost of mitigating the breach. The amount awarded included $4,884,283 for the cost of mitigating the breach of the subordinated debt provision of the parties' contract and $3,942,500 of transaction costs (comprised of commissions and fees) paid when Bank United issued 3,420,000 shares of preferred stock at a dividend rate of 10.12 percent to obtain $85,500,000 of equity capital in December 1992. The court also ruled that plaintiffs further mitigated the government's breach by various other infusions of capital into Bank United, including a $4,200,000 infusion in 1990, a $15,000,000 infusion later in 1990, and a $16,138,988 infusion in 1991, totaling $35,338,988. In connection with those infusions, the court held that the plaintiffs would have been entitled to any proven costs incurred in connection with these mitigation infusions of capital, but stated that no evidence of costs related to such additional infusions was presented. Finally, the court awarded costs to plaintiffs.

         The court entered judgment in the case on January 8, 2002, consistent with its previously issued Opinion and Order.

         On January 23, 2002, the plaintiffs filed motions with the court asking it to (i) amend certain findings in its October 29, 2001 opinion and amend the judgment of January 8, 2002, (ii) reopen the record to receive additional documentary evidence, and (iii) reopen the record to admit additional evidence omitted from the trial record. The plaintiffs' motions alleged that the court's findings and judgment did not take into account undisputed evidence in the trial record relating to the costs of the mitigation found by the court. The plaintiffs alleged that the trial record contained evidence of the dividends paid to investors through March 1999 on the $85,500,000 of preferred stock Bank United issued in 1992, the $35,338,988 infused by plaintiffs into Bank United as common equity capital in 1990 and 1991, and the return plaintiffs should have made on that capital.

         The motions also requested the court to amend its findings and judgment to incorporate the additional proven costs of the mitigation found by the court. Specifically, the plaintiffs alleged that they submitted evidence that they paid $54,126,972 in dividends on the 1992 preferred stock through March 31, 1999 and that they infused $35,338,988 into Bank United as common equity capital. In addition, the plaintiffs alleged that the trial record included evidence that plaintiffs were entitled to at least a 20 percent return on the $35,338,988 investment. Plaintiffs sought to reopen the trial record because Bank United continued to pay dividends on the 1992 preferred stock from March 31, 1999 through the end of 2000. Most of those dividends were paid after the trial, but before the date of the Court's opinion. Plaintiffs alleged that the record should be reopened to allow proof of those dividend payments and that the court's amended findings and judgment should incorporate them as well.

         On February 22, 2002, the government filed an opposition to the plaintiffs' motions. The government opposed the plaintiffs' motions in their entirety. On March 8, 2002, the plaintiffs filed a reply to the government's opposition. The plaintiffs' motions are now pending before the court. The government has advised the plaintiffs that the government will probably file a further reply to the plaintiffs' reply to the government's opposition to the plaintiffs' original post trial motions. Plaintiffs may seek to file a reply to the government's filing. It is not known when the court will decide the pending motions or whether the court will call for or allow additional briefing. The court has notified the parties that it will hear oral argument on April 16, 2002. Further, it is not known whether the court will grant the motions in whole or in part and whether it will amend its judgment to award the plaintiffs a larger recovery against the government.

         The January 2002 motions did not address the October 29, 2001 rulings of the court regarding lost profits and the cost of substitute capital, and plaintiffs have reserved their rights of appeal with respect to those rulings to the U.S. Court of Appeals for the Federal Circuit. The federal government also can appeal the October 29, 2001 rulings, as well as the court's previous decision regarding the government's liability.

         On February 7, 2002, and March 7, 2002, plaintiffs submitted their Bill of Costs, seeking $437,978 in costs from the government. On February 21, 2002, the government filed an opposition to the plaintiffs' Bill of Costs, requesting the court to deny plaintiffs any award of costs. The Bill of Costs and opposition are pending before the court, and it is unknown (i) whether the court will request further briefing or oral argument on the Bill of Costs, (ii) when the court will decide the Bill of Costs, and (iii) what amount of costs, if any, the court will award to plaintiffs.

         The rules of the Court of Federal Claims do not impose any deadline on the court for ruling on plaintiffs' motions or on the Bill of Costs. Once the court rules on the motions and Bill of Costs, plaintiffs and the government have sixty days to file a notice of appeal to the United States Court of Appeals for the Federal Circuit. After the case is docketed in the Court of Appeals, the parties have 60 days to file briefs appealing from the judgment, 40 days after that to file responses, and 14 days after that to file reply briefs. The Court of Appeals then hears oral argument. The appeals court rules do not set deadlines for the court to hear argument or decide the case.

         RELATED CASES. The Litigation is one of a number of cases filed against the United States in the U.S. Court of Federal Clams involving acquisitions of failed savings institutions and alleging that changes in regulatory capital calculation and capital regulations brought about by the Financial Institutions Reform Recovery and Enforcement Act constitute a breach of the contract between the acquiring institution and the federal government. Each of these cases presents facts that are specific to the parties to the litigation, and the plaintiffs in these cases allege diverse legal theories of damages. A small number of cases have gone to trial, of which only a few have been decided.

         The United States Court of Appeals for the Federal Circuit, which hears appeals from the United States Court of Federal Claims, has decided Glendale Federal Bank vs. United States, California Federal Bank vs. United States, Bluebonnet Savings Bank v. United States, Glass v. United States, and Landmark Land Company v. United States .

         In Glendale Federal, the Court of Appeals reversed the trial court's award of restitution damages and remanded the case for determination of Glendale's reliance damages. Bank United did not seek reliance or restitution damages. Bank United sought to recover lost profits, or, in the alternative, the cost of raising new capital as a substitute for the promises breached by the government.

         In California Federal, the Court of Federal Claims granted summary judgment in favor of the United States on California Federal's lost profits claim. The Court of Appeals reversed and remanded the case for a trial on lost profits. In addition, the Court of Appeals affirmed the trial court's fact finding that California Federal's cost of replacing capital was limited to the transaction costs of replacing the goodwill phased out by FIRREA. Petitions for rehearing of California Federal were denied by the Court of Appeals and petitions for writ of certiorari to the U.S. Supreme Court by both parties were denied.

         The Bluebonnet plaintiffs sought damages for additional borrowing costs caused by FIRREA. They did not seek lost profits. The Court of Federal Claims awarded plaintiffs no damages, because it found that they had not proved damages with reasonable certainty. The Court of Appeals affirmed in part and reversed in part. It found that some of the plaintiffs' additional borrowing costs were proved with reasonable certainty. The parties sought rehearing, which was denied. On remand from the Court of Appeals, the Court of Federal Claims awarded $136,075,000 to the Bluebonnet plaintiffs. The government may seek to amend this judgment and it may file an appeal of this judgment with the Court of Appeals.

         In Glass, the Court of Appeals reversed the lower court's award of restitution and damages on procedural grounds that are not at issue in the Bank United case. It held that shareholders of the thrift and the FDIC did not have standing to pursue their claims against the United States. The shareholders and FDIC filed petitions for rehearing, which were denied.

         In Landmark, the lower court awarded $21.4 million in restitution, the amount of plaintiffs' initial investment in the thrift. It denied Landmark's claim for reliance damages on the ground that they were not foreseeable. The Court of Appeals affirmed. The FDIC and Landmark sought rehearing, which was denied

         In LaSalle Talman v. United States, the Court of Federal Claims rejected LaSalle's claims for lost profits and for the cost of replacing supervisory goodwill eliminated by FIRREA. LaSalle appealed and the case was argued to the Court of Appeals on January 9, 2002. No decision has been issued.

         DAMAGES. Each savings institution affected by the Financial Institutions Reform Recovery and Enforcement Act and the applicable capital calculations and capital regulations addressed the resulting reduction in its regulatory capital in its own fashion based on the unique facts and circumstances faced by the institution. Accordingly, the extent and amount of any damages awarded to the institutions that have brought actions against the United States is expected to be fact specific. Even if plaintiffs in similar cases are successful in securing damage awards, there may not be any damage recovery in the Litigation.

         At the trial in the U.S. Court of Federal Claims, plaintiffs offered evidence in support of three alternative damages models. The first model calculated the plaintiffs' lost profits damages from the government's three breaches of contract relating to capital levels, subordinated debt, and goodwill. The damages calculated totaled $553,291,000. A second model calculated lost profits damages arising solely from the breach of the subordinated debt promise, which totaled $96,085,000. The third model calculated what the cost of raising substitute capital in 1989 to repair the government's three breaches would have been, which was calculated to be $117,227,000. In addition to any recovery under the alternative models, the plaintiffs sought recovery of $4,884,283 in out-of-pocket costs caused by the government's breach of the subordinated debt promise. As noted above, the court rejected plaintiffs' lost profits claims and plaintiffs' model for calculating the cost of substitute capital. The court held that plaintiffs fully mitigated the government's breach and that the plaintiffs were entitled to damages totaling $8,826,783 for the cost of mitigating the breach. Plaintiffs have filed post trial motions seeking to amend the findings and judgment of the court and have sought an additional amount of mitigation damages exceeding $160 million. The court also awarded costs to plaintiffs. The final amount of costs, if any, has not been determined by the court.

         Although Bank United Corp. and Bank United conducted reviews of the damages suffered, the October 29, 2001 Opinion and Order of the Court did not award plaintiffs the damages they sought. The United States has advanced numerous arguments against the amount and type of damages sought by plaintiffs in the Litigation and in related cases, including that some or all of the damages alleged are too speculative. To the knowledge of the Litigation Trustees, no plaintiff in any related case has been awarded lost profits. The defendant can be expected to continue to mount strong opposition to any recovery by plaintiffs, including by appeal. In addition, rulings in other cases containing similar claims may also adversely affect some or all of the damage claims in the Litigation. For these and related reasons, even though Bank United Corp. and Bank United prevailed in establishing the liability of the United States, there can be no assurance as to the amount, if any, and type of damages that Washington Mutual, Inc. or Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) may recover after all appeal efforts have been exhausted. Further, it is impossible to predict the total amount of any recovery available to be paid to the CPR certificateholders because any recovery in the Litigation could be less than the fees, costs, interest, taxes and tax benefits associated with that recovery. Finally, it is possible there will be no recovery in the Litigation.

                          MANAGEMENT OF THE LITIGATION

         GENERAL. The Litigation Trustees are Salvatore A. Ranieri, a former director of Bank United Corp. and the former General Counsel of Bank United Corp.'s predecessor entities, and Jonathon K. Heffron, the former Executive Vice President, Chief Operating Officer and General Counsel of Bank United Corp., both of whom have knowledge of the facts underlying the Litigation. Mr. Ranieri is also the General Counsel of Hyperion Partners L.P. and he wholly owns and controls a general partner of the general partner of Hyperion Partners L.P. Messrs. Ranieri and Heffron have been involved in the prosecution of the Litigation to date. Under the Declaration of Trust for the CPR Trust and the Litigation Trustee Agreements, the Litigation Trustees have the sole and exclusive right to instruct Washington Mutual, Inc. with respect to all decisions regarding the prosecution of the Litigation. This right includes the right to direct Washington Mutual, Inc. to dismiss, settle, or cease prosecuting the Litigation and to control other aspects of the Litigation, such as hiring, firing, and supervising legal counsel. However, the Litigation Trustees may not cause Washington Mutual, Inc. or Washington Mutual Bank, FA to enter into any settlement agreement or other ruling or agreement as part of the resolution of the Litigation or a related Internal Revenue Service ruling if the agreement imposes any liability or obligation on Washington Mutual, Inc. or any of its affiliates or adversely affects or restricts the conduct of its business or adversely affects its tax posture with respect to other matters, other than a standard settlement release relating only to the Litigation or other related claims that the plaintiffs could have brought immediately prior to the Washington Mutual, Inc. merger.

         Prior to the completion of the Washington Mutual, Inc. merger, Bank United Corp. established an advisory committee for the CPR Trust composed of certain then current directors of Bank United Corp. The members of the advisory committee are Lewis S. Ranieri, former Chairman of the Board of Directors of Bank United Corp., Barry C. Burkholder, a former director and the former Chief Executive Officer and President of Bank United Corp., and Michael Stevens, a former director of Bank United Corp. Pursuant to the Declaration of Trust of the CPR Trust, the Litigation Trustees are entitled to consult with the advisory committee. The Litigation Trustees have not had any consultations with the advisory committee.

         The Litigation Trustee agreements provide for compensation by the CPR Trust for each Litigation Trustee, during the term of his service as a Litigation Trustee, at a rate of $500,000 per year for three years. If, however, the Litigation is terminated in less than three years, the remainder of the fees that would be paid over the three-year period will be accelerated upon final resolution of the Litigation and receipt by Washington Mutual, Inc. or any of its affiliates of the proceeds of the Litigation. The Litigation Trustees are also entitled to reimbursement of all reasonable out-of-pocket expenses. In addition, as an incentive to the Litigation Trustees, each of the Litigation Trustees received 291,899 CPR Certificates, representing 0.75% of the total number of CPR Certificates issuable in the Reorganization. As of the date hereof, Messrs. Heffron and Ranieri beneficially own 516,241 and 727,899 CPR Certificates, respectively.

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

         INSTITUTIONAL TRUSTEE. The institutional trustee is First Union Trust Company, National Association and will serve as the paying agent, the transfer agent, and the certificate registrar for the Trust. In these capacities the institutional trustee will, among other things, establish necessary bank accounts on behalf of the Trust, distribute the payment amount, if any, and other amounts to certificateholders, authenticate CPR certificates, resolve certificateholder transfer and other issues, and ensure the preservation of the Trust's valid existence under the laws of Delaware.

                          SUMMARY FINANCIAL INFORMATION

         The CPR Trust has no revenues. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the period February 9, 2001 (the date the CPR Trust commenced operations) through December 31, 2001, as well as the balance of the expense fund advances available to cover accrued but unpaid expenses (dollars in thousands):

  Deposits by WAMU for the period February 9, 2001              $   2,527
    (the date of commencement of operations) through December 31, 2001

  Disbursements through December 31, 2001
    Litigation trustee fees                                        (1,000)
    Insurance                                                        (241)
    Licenses, permits and filing fees                                (119)
    Legal expense                                                    (157)
    Accounting and auditing fees                                      (26)
    Trust administration fees                                         (28)
    Financial printing expense                                         (9)
    Office and other                                                  (44)
                                                                ---------
    Total disbursements through December 31, 2001                  (1,624)
                                                                ---------
  Cash or expense fund advances not used at
    December 31, 2001                                                 903

  Accrued expenses at December 31, 2001
    Legal expense                                                    (234)
    Accounting and auditing fees                                      (57)
    Trust administration fees                                          (1)
    Financial printing expense                                         (7)
    Office and other                                                   (3)
                                                                ---------
    Total accrued expenses at December 31, 2001                      (302)
                                                                ---------
  Cash balance at December 31, 2001 available
    for future expenses                                         $     601
                                                               ==========

         In addition, $77,677 of expense was accrued from February 9, 2001 through December 31, 2001, for interest payable to Washington Mutual, Inc. on expense fund advances at a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

         The CPR Trust may issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses. However, it may not be possible to obtain purchasers of the additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable. In the event additional CPR Certificates are issued and existing CPR certificateholders are not given the opportunity to purchase, or do not purchase a pro rata amount in such issuance, such certificateholders' indirect interest in the litigation payment amount will be diluted. The CPR Trust is authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, but only if such borrowings represent debt of the CPR Trust (and not ownership interests) for federal income tax purposes. Furthermore, it may not be possible for the CPR Trust to borrow funds (and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available).

                           FORWARD-LOOKING INFORMATION

         Statements and financial discussion and analysis by the Litigation Trustees contained throughout this Annual Report on Form 10K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. For further information regarding these risks and uncertainties, see "Risk Factors" in the Prospectus filed by the CPR Trust with, and declared effective by, the SEC on January 9, 2001 (SEC File Number 333-49302).

                           CERTIFICATEHOLDER INQUIRIES

         Certificateholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) certificate name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; and (vii) information regarding stockholdings, should be directed to:

         First Union National Bank
         Corporate Trust Equity Services
         1525 West. W.T. Harris Blvd., 3C3
         Charlotte, North Carolina  28288-1153


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Trustees
Bank United Corp. Litigation Contingent Payment Rights Trust:

We have audited the accompanying statement of financial condition of the Bank United Corp. Litigation Contingent Payment Rights Trust as of December 31, 2001, and the related statements of operations, changes in certificateholders' deficit and cash flows for the period February 9, 2001 (date of commencement of operations) through December 31, 2001. These financial statements are the responsibility of the Litigation Trustees. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank United Corp. Litigation Contingent Payment Rights Trust as of December 31, 2001, and the results of its operations and its cash flows for the period February 9, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas
March 22, 2002

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENT OF FINANCIAL CONDITION
                                December 31, 2001
                             (dollars in thousands)


ASSETS
Cash (note 1)                                            $     903
Accounts receivable (note 2)                                    47
Prepaid insurance                                               21
                                                         ---------
     Total assets                                        $     971
                                                         =========

LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 4)                           $   2,527
Other liabilities (notes 4 and 7)                              380
                                                         ---------
     Total liabilities                                       2,907

Certificateholders' deficit (note 5)
Certificates, no par value, 38,919,884
  authorized, 36,485,346 issued and outstanding                  -
Accumulated deficit                                         (1,936)
                                                         ---------
     Total certificateholders' deficit                      (1,936)
                                                         ---------

     Total liabilities and certificateholders' deficit   $     971
                                                         =========

                See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                             STATEMENT OF OPERATIONS
    For the Period February 9, 2001 (the date of commencement of operations)
                            through December 31, 2001
                      (in thousands, except per share data)


REVENUE                                                 $           -
                                                        -------------
EXPENSES
Litigation trustee fees (note 3)                               (1,000)
Insurance                                                        (220)
Licenses, permits and filing fees                                (119)
Legal expense                                                    (344)
Accounting and auditing fees                                      (83)
Trust administration fees                                         (29)
Financial printing expense                                        (16)
Interest expense (note 4)                                         (78)
Office and other                                                  (47)
                                                        -------------
                                                               (1,936)
                                                        -------------
NET LOSS                                                $      (1,936)
                                                        =============
NET LOSS PER CERTIFICATE (note 1)                       $       (0.05)
                                                        =============


                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
               STATEMENT OF CHANGES IN CERTIFICATEHOLDERS' DEFICIT
    For the Period February 9, 2001 (the date of commencement of operations)
                            through December 31, 2001
                                 (in thousands)


                                                                Total
                                           Accumulated    Certificateholders'
                          Certificates       Deficit           Deficit
                          ------------     -----------    -------------------
Balance at
  February 9, 2001        $          -     $         -       $          -

Net loss                             -          (1,936)            (1,936)
                          ------------     -----------       ------------

Balance at
  December 31, 2001       $          -     $    (1,936)      $     (1,936)
                          ============     ===========       ============


                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                             STATEMENT OF CASH FLOWS
    For the Period February 9, 2001 (the date of commencement of operations)
                            through December 31, 2001
                                 (in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                               $     (1,936)
                                                            ------------
     Adjustments to reconcile net loss to cash used in
       operating activities
           Increase in other assets                                  (68)
           Increase in other liabilites                              380
                                                            ------------
      Total adjustments                                              312
                                                            ------------
      Net cash used in operating activities                       (1,624)
                                                            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Expense fund advances                                         2,527
                                                            ------------
     Net increase in cash                                            903

CASH AT BEGINNING OF PERIOD                                            -
                                                            ------------
CASH AT END OF PERIOD                                       $        903
                                                            ============


                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                          Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF PRESENTATION

   The Bank United Corp. Litigation Contingent Payment Rights Trust (the "CPR Trust") is a statutory business trust created under Delaware law on November 2, 2000. Bank United Corp. created the CPR Trust in connection with its merger with Washington Mutual, Inc., which was completed on February 9, 2001. The assets of the CPR Trust consist primarily of the right to receive a portion of any proceeds received by Washington Mutual, Inc. and Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) in any judgment or settlement of the forbearance litigation (the "Litigation") against the United States described below in note 2.

   CASH

   Cash balances are held in interest and noninterest earning accounts at Washington Mutual Bank.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   Substantially all of the CPR Trust's financial instruments are carried at fair value or amounts approximating fair value due to the relative short-term to maturity.

   USE OF ESTIMATES

   The Litigation Trustees have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of expenses in order to prepare these financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

   NET LOSS PER CERTIFICATE

   The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (35,913,911 average certificates outstanding for the period February 9, 2001 through December 31,
2001). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the outstanding stock options and the conversion of the premium income equity securities. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

   FEDERAL INCOME TAXES

   The CPR Trust is treated as a grantor trust for federal income tax purposes. A grantor trust is not a separate taxable entity. Income resulting from payments received by the CPR Trust is required to be reported for federal income tax purposes by certificateholders. The Washington Mutual, Inc. consolidated group will recognize expenses incurred by the CPR Trust for federal income tax purposes. Therefore, no effect has been provided for federal income taxes.

2. THE LITIGATION

   On July 25, 1995, Bank United Corp., Bank United, and their then affiliate, Hyperion Partners L.P., filed suit against the United States in the U.S. Court of Federal Claims for failure of the United States to adhere to its agreement to waive or forbear from enforcing certain regulatory provisions concerning capital requirements, liquidity requirements, accounting requirements, and other matters. The plaintiffs sought damages in excess of $550 million. The government argued that the damages to plaintiffs as a result of the breach, if any, were speculative and approached zero.

   In March 1999, the U.S. Court of Federal Claims granted Bank United Corp.'s motion for summary judgment on the issue of liability, holding the United States liable for all claims. In August 1999, the Court denied a motion for summary judgment filed by the United States on the issue of lost profit damages. The case proceeded to trial on the amount of damages in September 1999, and the taking of evidence by the Court concluded in October 1999. The parties submitted post-trial briefs followed by closing argument in February 2000.

   In October 2001, the court ruled that the plaintiffs are not entitled to any lost profits, but are entitled to recover mitigation costs of $8,826,783 and costs. In January 2002, the plaintiffs filed motions with the court asking it to
(i) amend certain findings in its October 29, 2001 opinion and amend a judgement of January 8, 2002, (ii) reopen the record to receive additional documentary evidence, and (iii) reopen the record to admit additional evidence omitted from the trial record. The motions submitted in January 2002 do not address the October 29, 2001 rulings of the court, and plaintiffs have reserved their rights of appeal with respect to those rulings to the U.S. Court of Appeals for the Federal Circuit. The federal government also can appeal the October 29, 2001 rulings, as well as the court's previous decision regarding the government's liability. In February and March 2002, the plaintiffs filed their Bill of Costs, seeking $437,978 in costs from the government. In February 2002, the federal government filed its opposition to the January 2002 motions filed by the plaintiffs. The government opposed the plaintiffs' motions in their entirety, as well as the Bill of Costs. The motions and the Bill of Costs are pending before the court, with oral argument scheduled for April 16, 2002 and it is unknown whether further briefing will be allowed and when the court will decide the motions and determine the amount, if any, of costs to plaintiffs.

   Although Bank United Corp. and Bank United prevailed in establishing the liability of the United States at the trial court level, there can be no assurance as to the amount, if any, and type of damages that Washington Mutual, Inc. or Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) may recover after all appeal efforts have been exhausted. Further, it is possible that there will be no recovery in the Litigation.

   The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At December 31, 2001, the CPR Trust had an outstanding receivable from Hyperion Partners L.P. totalling $47,279, which was current as to its payment terms.


3. LITIGATION TRUSTEE FEES

   The CPR Trust and the Litigation are managed by the two Litigation Trustees who have knowledge of the facts underlying the Litigation and who have previously served as general counsel to Bank United Corp. or its predecessor entities. In turn, the Litigation Trustees each receive a $500,000 fee per year, for a term of three years, to be paid in quarterly installments. In addition, the Litigation Trustees each received 291,899 CPR Certificates.

4. EXPENSE FUND ADVANCES

   Washington Mutual, Inc. is obligated to advance amounts to pay expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees, and all administrative expenses. The maximum amount that Washington Mutual, Inc. is obligated to pay is $10 million, unless additional court proceedings are necessary, in which case Washington Mutual, Inc. is obligated to pay an additional $3 million. Advances funded by Washington Mutual, Inc. will be reimbursed to Washington Mutual, Inc. from any proceeds of the Litigation, prior to the payment of any amounts to the holders of CPR Certificates. Based on discussions with counsel to the Litigation and certain other factors, the Litigation Trustees believe that there are sufficient funds available to the CPR Trust from Washington Mutual, Inc. to permit the trust to fund its portion of the Litigation expenses, as well as administrative and other expenses of the trust.

   The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $77,677 was incurred for the period February 9, 2001 through December 31, 2001. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

   The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.


5. CERTIFICATEHOLDERS' DEFICIT

   At December 31, 2001, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

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

   At December 31, 2001, 36,485,346 CPR Certificates had been issued and were outstanding. At that date no CPR Certificates had been issued relating to the Bank United Corp. 8% Corporate Premium Income Equity Securities. Additionally, CPR Certificates had not been issued at December 31, 2001, relating to a limited number of unexercised Bank United Corp. stock options.

6. PAYMENT TO CERTIFICATEHOLDERS

   Any proceeds received by Washington Mutual, Inc. or Washington Mutual Bank, FA from the Litigation will be reduced for certain reimbursable items and increased for certain tax benefits realized by Washington Mutual, Inc., as described in the CPR Trust prospectus, prior to remitting the balance to the Bank United Corp. Payment Rights Trust and ultimately, subject to certain adjustments, to the CPR Trust. Within 60 days of receipt of the proceeds, the CPR Trust shall pay the certificateholders the payment amount, which consists of the proceeds from the payment trust less the amount held back to pay any of its accrued but unpaid expenses. In addition, the amount payable to the certificateholders may be reduced by $1.0 million or such greater amount as the Litigation Trustees reasonably determine to be necessary to pay all additional expenses and claims of the CPR Trust that may arise subsequent to this payment and to satisfy the CPR Trust's indemnification obligations. Any retained amounts will be retained for a period of one year or longer as reasonably determined by the Litigation Trustees. The CPR Trust will pay any remaining portion of the retained amounts to the certificateholders within 90 days of the expiration of the applicable retention period.

   Each CPR Certificate will entitle the holder to receive a fraction (equal to one divided by the total number of CPR Certificates outstanding) of the total amount payable to CPR certificateholders.

7. OTHER LIABILITIES

   At December 31, 2001, other liabilities is principally comprised of various accrued expenses including, legal fees, interest costs, and accounting and auditing fees.

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

   The following is a summary of unaudited quarterly data for the period February 9, 2001 through December 31, 2001 (in thousands, except per share data).

                                                Quarter ended
                February 9, 2001    -----------------------------------------    February 9, 2001
                    through         June 30,    September 30,    December 31,        through
                 March 31, 2001      2001           2001            2001         December 31, 2001
                ----------------------------------------------------------------------------------
Net loss        $         (416)     $    (483)  $       (448)    $     (589)      $     (1,936)
Net loss per
  certificate            (0.01)         (0.01)         (0.01)         (0.02)             (0.05)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Litigation Trustees is set forth under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of the Litigation.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning compensation of the Litigation Trustees is set forth under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of the Litigation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Pursuant to the Litigation Trustee Agreement(s), the CPR Certificates issued to the Litigation Trustees in connection with the merger shall be non-transferable and subject to certain restrictions commencing on February 9, 2001 and ending upon the final resolution of the Litigation. Each of the Litigation Trustees received 291,899 certificates on February 9, 2001, that are subject to these restrictions. As of the date hereof, Messrs. Heffron and Ranieri beneficially own 516,241 and 727,899 CPR Certificates, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Hyperion Partners L.P. may be considered an affiliate of the CPR Trust by reason of the fact that Salvatore A. Ranieri, a Litigation Trustee, is the general counsel of Hyperion Partners L.P. and he also wholly owns and controls a corporation that is a general partner of the general partner of Hyperion Partners L.P. Hyperion Partners L.P., Bank United Corp., and Bank United are the plaintiffs in the Litigation. At the time the lawsuit was filed, Hyperion Partners L.P. was an affiliate of Bank United Corp. and Bank United. The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). There are no agreements or other arrangements between the CPR Trust and Hyperion

Partners L.P.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Reference is made to the exhibits attached to the Registration Statement on Form S-4 with respect to the CPR Certificates referred to in this document filed by the Trust with, and declared effective by, the SEC on January 9, 2001 (SEC File Number 333-49302).

All schedules have been omitted because they are not required or the required information is shown in the financial statements or in the notes to the financial statements.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BANK UNITED CORP. LITIGATION
                                      CONTINGENT PAYMENT RIGHTS TRUST

                                      By: /s/ Jonathon K. Heffron
                                          ----------------------------
                                      Name: Jonathon K. Heffron
                                      Title: Litigation Trustee

                                      By: /s/ Salvatore A. Ranieri
                                          ----------------------------
                                      Name: Salvatore A. Ranieri
                                      Title: Litigation Trustee

Dated:  March 22, 2002