Form 10-Q
period 2002-03-31
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2002-05-14
CIK 1127777

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to __________________.

                         Commission File Number 0-32301


          Bank United Corp. Litigation Contingent Payment Rights Trust
             (Exact name of registrant as specified in its charter)


            Delaware                                   76-6168223
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


   3200 Southwest Freeway, Suite 1001
             Houston, Texas                               77027
(Address of principal executive offices)               (Zip code)


                                  (713) 543-6958
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At May 1, 2002, there were 36,486,238 Contingent Payment Rights Certificates (no par value) outstanding.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                                                     March 31, 2002
                                                                                      (unaudited)          December 31, 2001
                                                                                     --------------        -----------------
ASSETS
Cash (note 1) ......................................................................     $   735                 $   903
Accounts receivable (note 2) .......................................................          67                      47
Prepaid expenses ...................................................................          16                      21
                                                                                         -------                 -------
              Total assets .........................................................     $   818                 $   971
                                                                                         =======                 =======
LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 4) .....................................................     $ 2,856                 $ 2,527
Other liabilities (notes 4 and 7) ..................................................         516                     380
                                                                                         -------                 -------
              Total liabilities ....................................................       3,372                   2,907

Certificateholders' deficit (note 5)
Certificates, no par value, 38,919,884
     authorized, 36,486,038 issued and outstanding in 2002,
     and 36,485,346 issued and outstanding in 2001..................................        --                      --
Accumulated deficit ................................................................      (2,554)                 (1,936)
                                                                                         -------                 -------
              Total certificateholders' deficit ....................................      (2,554)                 (1,936)
                                                                                         -------                 -------
              Total liabilities and certificateholders' deficit ....................     $   818                 $   971
                                                                                         =======                 =======

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                                           February 9, 2001
                                                                                                        (date of commencement
                                                                              Three months ended        of operations) through
                                                                                March 31, 2002               March 31, 2001
                                                                              ------------------        ----------------------
REVENUE
Interest income on bank account ..........................................          $    2                       $  --
                                                                                    ------                       ------
EXPENSES
Litigation trustee fees (note 3) .........................................            (250)                        (250)
Insurance ................................................................             (30)                         --
Licenses, permits and filing fees ........................................              (4)                         (99)
Legal expense ............................................................            (243)                         (16)
Accounting and auditing fees .............................................             (22)                         (15)
Trust administration fees ................................................              (6)                         (17)
Financial printing expense ...............................................              (1)                         (10)
Interest expense (note 4) ................................................             (45)                          (2)
Office and other .........................................................             (19)                          (7)
                                                                                    ------                       ------
                                                                                      (620)                        (416)
                                                                                    ------                       ------
NET LOSS .................................................................          $ (618)                      $ (416)
                                                                                    ======                       ======
NET LOSS PER CERTIFICATE (note 1) ........................................          $(0.02)                      $(0.01)
                                                                                    ======                       ======

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
              STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS' DEFICIT
                                   (unaudited)
                                 (in thousands)

                                                                                                                 Total
                                                                                   Accumulated            Certificateholders'
                                                          Certificates                Deficit                   Deficit
                                                          ------------             -----------            -------------------
Balance at February 9, 2001 ..........................      $   --                    $  --                     $  --

Net loss .............................................          --                       (416)                     (416)
                                                            --------                  -------                   -------
Balance at March 31, 2001 ............................      $   --                    $  (416)                  $  (416)
                                                            ========                  =======                   =======
Balance at December 31, 2001 .........................      $   --                    $(1,936)                  $(1,936)

Net loss .............................................          --                       (618)                     (618)
                                                            --------                  -------                   -------
Balance at March 31, 2002 ............................      $   --                    $(2,554)                  $(2,554)
                                                            ========                  =======                   =======

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                           February 9, 2001
                                                                                                         (date of commencement
                                                                                  Three months ended     of operations) through
                                                                                    March 31, 2002           March 31, 2001
                                                                                  ------------------     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss ...........................................................     $    (618)               $    (416)
                                                                                       ---------                ---------
              Adjustments to reconcile net loss to cash used in
                   operating activities
                          Increase in other assets ...............................           (15)                     (25)
                          Increase in other liabilities ..........................           136                      191
                                                                                       ---------                ---------
              Total adjustments ..................................................           121                      166
                                                                                       ---------                ---------
              Net cash used in operating activities ..............................          (497)                    (250)
                                                                                       ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES
              Expense fund advances ..............................................           329                      250
                                                                                       ---------                ---------
              Net decrease in cash ...............................................          (168)                    --

CASH AT BEGINNING OF PERIOD ......................................................           903                     --
                                                                                       ---------                ---------
CASH AT END OF PERIOD ............................................................     $     735                $    --
                                                                                       =========                =========
Supplemental disclosure of cash flow information-
Non cash activities
     Receivable from Washington Mutual, Inc. for expense
          fund advances ..........................................................     $    --                  $     815

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

      The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

      These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 2001.

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

      NET LOSS PER CERTIFICATE

      The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (36,486,023 average certificates outstanding for the three months ended March 31, 2002 and 33,686,562 average certificates outstanding for the period February 9, 2001 through March 31, 2001). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the outstanding stock options and the conversion of the premium income equity securities. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

      In October 2001, the court ruled that the plaintiffs are not entitled to any lost profits, but are entitled to recover mitigation costs of $8,826,783 and costs. In January 2002, the plaintiffs filed motions with the court asking it to
(i) amend certain findings in its October 29, 2001 opinion and amend the judgment of January 8, 2002, (ii) reopen the record to receive additional documentary evidence, and (iii) reopen the record to admit additional evidence omitted from the trial record. The motions submitted in January 2002 did not address the October 29, 2001 rulings of the court, and plaintiffs have reserved their rights of appeal with respect to those rulings to the U.S. Court of Appeals for the Federal Circuit. The federal government also can appeal the October 29, 2001 rulings, as well as the court's previous decision regarding the government's liability.

      In February and March 2002, the plaintiffs filed their Bill of Costs, seeking $437,978 in costs from the government. In February 2002, the federal government filed its opposition to the January 2002 motions filed by the plaintiffs. The government opposed the plaintiffs' motions in their entirety, as well as the Bill of Costs.

      On April 16, 2002, the court heard oral arguments on the January 23, 2002 motions. Following oral arguments, the court denied plaintiffs' motions in their entirety. The parties have until June 17, 2002 to appeal to the U.S. Court of Appeals for the Federal Circuit. The court has not issued any ruling with respect to the amount of costs that will be awarded to the plaintiffs and it is unknown when the court will do so.

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

      The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At March 31, 2002, and December 31, 2001, the CPR Trust had an outstanding receivable from Hyperion Partners L.P. totalling $ 67,136 and $47,279, which were current as to their payment terms.

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

      The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $44,687 and $2,158 was incurred during the three months ended March 31, 2002 and the period February 9, 2001 through March 31, 2001. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

      The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

5.    CERTIFICATEHOLDERS' DEFICIT

      At March 31, 2002 and December 31, 2001, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

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

      At March 31, 2002, 36,486,038 CPR Certificates had been issued and were outstanding. At that date, CPR Certificates had not been issued relating to a limited number of unexercised Bank United Corp. stock options and no CPR Certificates had been issued relating to the Bank United Corp. 8% Corporate Premium Income Equity Securities (Corporate PIES).

      In accordance with the terms set forth in the Corporate PIES documents, holders of these securities are obligated to purchase a requisite number of shares of Washington Mutual, Inc. stock no later than August 2002. In connection with each stock purchase, the holder will receive a predetermined number of CPR Certificates. The Litigation Trustees estimate that the CPR Trust will issue the estimated 2,225,940 CPR Certificates by August 2002.

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

7.    OTHER LIABILITIES

      At March 31, 2002, other liabilities is principally comprised of various accrued expenses including, legal fees, interest costs, and accounting and auditing fees.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      The CPR Certificates issued or issuable in the Reorganization, including those issued to Messrs. Jonathon K. Heffron and Salvatore A. Ranieri, as the Litigation Trustees, pursuant to each of their respective Litigation Trustee Agreements, are as follows:

                                                             MAXIMUM NUMBER
                                                           OF CPR CERTIFICATES
                                                             AUTHORIZED AND
                                                          ISSUABLE PURSUANT TO
COMPONENTS OF THE RIGHT TO RECEIVE CPR CERTIFICATES        THE REORGANIZATION
---------------------------------------------------        ------------------
Bank United Corp. common stock ..........................      32,743,909

Bank United Corp. stock options .........................       3,366,237

Bank United Corp. 8% Corporate Premium
  Income Equity Securities ..............................       2,225,940

CPR Certificates for Litigation Trustees ................         583,798
                                                               ----------
Total CPR Certificates Authorized and
  Issuable in the Reorganization ........................      38,919,884
                                                               ==========

      At March 31, 2002, 36,486,038 CPR Certificates had been issued and were outstanding. At that date, CPR Certificates had not been issued relating to a limited number of unexercised Bank United Corp. stock options and no CPR Certificates had been issued relating to the Bank United Corp. 8% Corporate Premium Income Equity Securities (Corporate PIES).

      In accordance with the terms set forth in the Corporate PIES documents, holders of these securities are obligated to purchase a requisite number of shares of Washington Mutual, Inc. stock no later than August 2002. In connection with each stock purchase, the holder will receive a predetermined number of CPR Certificates. The Litigation Trustees estimate that the CPR Trust will issue the estimated 2,225,940 CPR Certificates by August 2002.

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

      o reduced by the amount of any accrued but unpaid expenses payable by the CPR Trust, and

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

                                                       SCENARIO              SCENARIO              SCENARIO             SCENARIO
 EXAMPLE                                                  ONE                   TWO                  THREE                FOUR
---------                                            -------------         -------------         ------------         -------------
Assumed damage recovery .....................        $ 558,000,000         $ 101,000,000         $  8,826,783         $ 170,900,000
                                                     =============         =============         ============         =============
Portion of damage recovery payable to
  Washington Mutual, Inc. (85% of total
  recovery) .................................        $ 474,300,000         $  85,850,000         $  7,502,766         $ 145,265,000

Assumed taxes ...............................         (184,218,120)          (33,344,140)          (2,914,074)          (56,420,926)
                                                     -------------         -------------         ------------         -------------
Proceeds less assumed taxes .................          290,081,880            52,505,860            4,588,692            88,844,074

Reimbursement of assumed expenses
  to Washington Mutual, Inc. ................          (13,000,000)          (13,000,000)         (13,000,000)          (13,000,000)

Assumed interest on advances from
  Washington Mutual, Inc. ...................           (2,145,000)           (2,145,000)          (2,145,000)           (2,145,000)
                                                     -------------         -------------         ------------         -------------
Net proceeds (shortfall) ....................        $ 274,936,880         $  37,360,860         $(10,556,308)        $  73,699,074

Maximum number of CPR Certificates
  authorized and issuable pursuant
  to the Reorganization .....................           38,919,884            38,919,884           38,919,884            38,919,884
                                                     -------------         -------------         ------------         -------------
Illustrative range of proceeds per CPR
  Certificate ...............................        $        7.06         $        0.96         $       --           $        1.89
                                                     =============         =============         ============         =============

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

      EXPENSES. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of March 31, 2002, $2.856 million had been advanced to the CPR Trust.

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

                                    THE LITIGATION

      GENERAL. The following description of the Litigation does not purport to be a full or complete description of the legal or factual issues presented, the court opinions rendered or the relevant law, and the description is in all respects qualified by reference to the documents filed in connection with the relevant litigation, opinions, and law.

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

      The motions also requested the court to amend its findings and judgment to incorporate the additional proven costs of the mitigation found by the court. Specifically, the plaintiffs alleged that they submitted evidence that they paid $54,126,972 in dividends on the 1992 preferred stock through March 31, 1999 and that they infused $35,338,988 into Bank United as common equity capital. In addition, the plaintiffs alleged that the trial record included evidence that plaintiffs were entitled to at least a 20 percent return on the $35,338,988 investment. Plaintiffs sought to reopen the trial record because Bank United continued to pay dividends on the 1992 preferred stock from March 31, 1999 through the end of 2000. Most of those dividends were paid after the trial, but before the date of the court's opinion. Plaintiffs alleged that the record should be reopened to allow proof of those dividend payments and that the court's amended findings and judgment should incorporate them as well. The government opposed the plaintiffs' motions in their entirety.

      On April 16, 2002, the court heard oral arguments on the pending January 23, 2002 motions. Following oral arguments, the Court denied plaintiffs' motions in their entirety.

      The January 2002 motions did not address the October 29, 2001 rulings of the court regarding lost profits and the cost of substitute capital, and plaintiffs have reserved their rights of appeal with respect to those rulings to the U.S. Court of Appeals for the Federal Circuit. The federal government also can appeal the October 29, 2001 rulings, as well as the court's previous decision regarding the government's liability. The parties have until June 17, 2002 to appeal the rulings of the court to the Federal Circuit. After the case is docketed in the Court of Appeals, the parties have 60 days to file briefs appealing from the judgment, 40 days after that to file responses, and 14 days after that to file reply briefs. The Court of Appeals then hears oral argument. The appeals court rules do not set deadlines for the court to hear argument or decide the case.

      On February 7, 2002, and March 7, 2002, plaintiffs submitted their Bill of Costs, seeking $437,978 in costs from the government. On February 21, 2002, the government filed an opposition to the plaintiffs' Bill of Costs, requesting the court to deny plaintiffs any award of costs. The Bill of Costs and opposition are pending before the court, and it is unknown (i) whether the court will request further briefing or oral argument on the Bill of Costs, (ii) when the court will decide the Bill of Costs, and (iii) what amount of costs, if any, the court will award to plaintiffs. The rules of the Court of Federal Claims do not impose any deadline on the court for ruling on the Bill of Costs.

      RELATED CASES. The Litigation is one of a number of cases filed against the United States in the U.S. Court of Federal Claims involving acquisitions of failed savings institutions and alleging that changes in regulatory capital calculation and capital regulations brought about by the Financial Institutions Reform Recovery and Enforcement Act constitute a breach of the contract between the acquiring institution and the federal government. Each of these cases presents facts that are specific to the parties to the litigation, and the plaintiffs in these cases allege diverse legal theories of damages. A small number of cases have gone to trial, of which only a few have been decided.

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

      In California Federal, the Court of Federal Claims granted summary judgment in favor of the United States on California Federal's lost profits claim. The Court of Appeals reversed and remanded the case for a trial on lost profits. In addition, the Court of Appeals affirmed the trial court's fact finding that California Federal's cost of replacing capital was limited to the transaction costs of replacing the goodwill phased out by FIRREA. Petitions for rehearing of California Federal were denied by the Court of Appeals and petitions for writ of certiorari to the U.S. Supreme Court by both parties were denied. The trial on lost profits is set for September 3, 2002.

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

      At the trial in the U.S. Court of Federal Claims, plaintiffs offered evidence in support of three alternative damages models. The first model calculated the plaintiffs' lost profits damages from the government's three breaches of contract relating to capital levels, subordinated debt, and goodwill. The damages calculated totaled $553,291,000. A second model calculated lost profits damages arising solely from the breach of the subordinated debt promise, which totaled $96,085,000. The third model calculated what the cost of raising substitute capital in 1989 to repair the government's three breaches would have been, which was calculated to be $117,227,000. In addition to any recovery under the alternative models, the plaintiffs sought recovery of $4,884,283 in out-of-pocket costs caused by the government's breach of the subordinated debt promise. As noted above, the court rejected plaintiffs' lost profits claims and plaintiffs' model for calculating the cost of substitute capital. The court held that plaintiffs fully mitigated the government's breach and that the plaintiffs were entitled to damages totaling $8,826,783 for the cost of mitigating the breach. Plaintiffs filed post trial motions seeking to amend the findings and judgment of the court and sought an additional amount of mitigation damages exceeding $160 million. The court denied those motions in their entirety. The court also awarded costs to plaintiffs. The final amount of costs, if any, has not been determined by the court.

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

                          SUMMARY FINANCIAL INFORMATION

      The CPR Trust has no revenues other than interest income received on an interest earning bank account. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the three months ended March 31, 2002, as well as the balance of cash balance or expense fund advances available to cover accrued but unpaid expenses (dollars in thousands):

                                                             Three months ended
                                                               March 31, 2002
                                                             ------------------
                                                                (unaudited)

Cash balance at December 31, 2001 ..........................   $         903
Deposits by WAMU during the period .........................             329
Interest income ............................................               2
                                                               -------------
                                                                       1,234
Disbursements through period end
        Litigation trustee fees ............................            (250)
        Insurance ..........................................             (10)
        Licenses, permits and filing fees ..................             (14)
        Legal expense ......................................            (182)
        Accounting and auditing fees .......................             (15)
        Trust administration fees ..........................             (11)
        Financial printing expense .........................              --
        Office and other ...................................             (17)
                                                               -------------
        Total disbursements through period end .............            (499)
                                                               -------------
Cash or expense fund advances not used at period end .......             735

Accrued expenses at period end, excluding interest costs
        Legal expense ......................................            (315)
        Accounting and auditing fees .......................             (64)
        Trust administration fees ..........................              (1)
        Financial printing expense .........................              (8)
        Office and other ...................................              (6)
                                                               -------------
        Total ..............................................            (394)
                                                               -------------
Cash balance at period end available for future expenses ...   $         341
                                                               =============

      In addition, $44,687 and $2,158 of expense was accrued during the three months ended March 31, 2002 and the period February 9, 2001 through March 31, 2001,, for interest payable to Washington Mutual, Inc. on expense fund advances, at a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

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

ITEM 3.    NOT APPLICABLE


                            PART II OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

      The Registrant has no litigation currently pending. For a discussion of the litigation in which the CPR Trust has an interest, see Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations - The Litigation.


ITEMS 2 THROUGH 5 are not applicable or the answers are negative.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   Exhibits

                  None.


            (b)   Reports on Form 8-K

During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:

1. January 23, 2002, Item 5, Other Events. Press release regarding the filing of motions on January 23, 2002 by the plaintiffs with the U.S. Court of Federal Claims requesting the Court to amend certain earlier findings and reopen the record to receive additional evidence.

2. February 26, 2002, Item 5, Other Events. Press release regarding the opposition filed on February 22, 2002 by the federal government in response to the plaintiffs' January 23, 2002 motions.

3. March 11, 2002, Item 5, Other Events. Press release regarding the March 8, 2002 filing by the plaintiffs of their reply to the federal government's opposition to the plaintiffs' January 23, 2002 motions.

4. April 5, 2002, Item 5, Other Events. Press release regarding the April 1, 2002 filing by the federal government in sur-reply to the plaintiffs' reply to the federal government's opposition to the plaintiffs' January 23, 2002 motions.

5. April 18, 2002, Item 5, Other Events. Press release regarding the April 16, 2002 decision by the court denying the plaintiffs' January 23, 2002 motions.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BANK UNITED CORP. LITIGATION
                                          CONTINGENT PAYMENT RIGHTS TRUST

                                          By: /s/ Jonathon K. Heffron
                                              ------------------------
                                          Name: Jonathon K. Heffron
                                          Title: Litigation Trustee

                                          By: /s/ Salvatore A. Ranieri
                                              ------------------------
                                          Name: Salvatore A. Ranieri
                                          Title: Litigation Trustee

Dated:  May 1, 2002