Form 10-Q
period 2002-06-30
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2002-08-14
CIK 1127777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


3200 Southwest Freeway, Suite 1001 Houston, Texas                77027
  (Address of principal executive offices)                     (Zip code)

                                 (713) 543-6958

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 7, 2002, there were 36,486,238 Contingent Payment Rights Certificates (no par value) outstanding.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST


                          PART I FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)


                                                            June 30, 2002           December 31, 2001
                                                            ------------            -----------------
                                                            (unaudited)
ASSETS
Cash (note 1)                                                     $   221                  $   903
Accounts receivable (note 2)                                          128                       47
Prepaid expenses (note 3)                                             261                       21
                                                                  -------                  -------
              Total assets                                        $   610                  $   971
                                                                  =======                  =======

LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 4)                                    $ 3,526                  $ 2,527
Other liabilities (notes 4 and 7)                                     430                      380
                                                                  -------                  -------
              Total liabilities                                     3,956                    2,907

Certificateholders' deficit (note 5)
Certificates, no par value, 38,919,884
     authorized, 36,486,238 issued and outstanding
     in 2002, and 36,485,346 issued and outstanding in 2001            --                      --
Accumulated deficit                                                (3,346)                  (1,936)
                                                                  -------                  -------
              Total certificateholders' deficit                    (3,346)                  (1,936)

                                                                  -------                  -------
              Total liabilities and certificateholders' deficit   $   610                  $   971
                                                                  =======                  =======


                See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                         Three months         Three months         Six months       February 9, 2001
                                            ended                ended                ended               through
                                        June 30, 2002        June 30, 2001        June 30, 2002        June 30, 2001
                                        -------------        -------------        -------------     ----------------
REVENUE
Interest income on bank account         $           1        $          --        $           3     $            --
                                        -------------        -------------        -------------     ----------------

EXPENSES
Litigation trustee fees (note 3)                 (250)                (250)               (500)                (500)
Insurance                                           1                 (104)                (29)                (104)
Licenses, permits and filing fees                  (3)                  (7)                 (7)                (106)
Legal expense (note 2)                           (449)                 (69)               (692)                 (85)
Accounting and auditing fees                      (22)                 (22)                (44)                 (37)
Trust administration fees                          (6)                  (1)                (12)                 (18)
Financial printing expense                         (1)                  (2)                 (2)                 (12)
Interest expense (note 4)                         (51)                 (18)                (95)                 (20)
Office and other                                  (12)                 (10)                (32)                 (17)
                                        -------------        -------------        -------------     ----------------
                                                 (793)                (483)             (1,413)                (899)
                                        -------------        -------------        -------------     ----------------

NET LOSS                                $        (792)       $        (483)       $     (1,410)     $          (899)
                                        =============        =============        ============      ===============

NET LOSS PER CERTIFICATE                $       (0.02)       $       (0.01)       $      (0.04)     $         (0.03)
                                        =============        =============        ============      ===============



                See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
              STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS' DEFICIT
                                   (unaudited)
                             (dollars in thousands)



                                                                                                                    Total
                                           Number of                                     Accumulated         Certificateholders'
                                          Certificates          Certificates               Deficit                 Deficit
                                          ------------         ---------------       ---------------------   ---------------------
Balance at February 9, 2001                33,327,707             $         --            $      --                $      --

Shares issued                               2,955,587                       --                   --                       --

Net loss                                           --                       --                 (899)                    (899)

                                           ----------             ------------            ---------                ---------
Balance at June 30, 2001                   36,283,294             $         --            $     (899)               $   (899)
                                           ==========             ============            =========                =========

Balance at December 31, 2001               36,485,346             $         --            $  (1,936)                 ( 1,936)

Shares issued                                     892                       --                   --                       --

Net loss                                           ---                      --               (1,410)                   (1,410)

                                           ----------             ------------            ---------                ---------
Balance at June 30, 2002                   36,486,238             $         --            $  (3,346)                $ (3,346)
                                           ==========             ============            =========                =========





                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                                   February 9, 2001
                                                                       Six months ended               through
                                                                        June 30, 2002              June 30, 2001
                                                                    -----------------------    -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss                                                         $(1,410)                 $  (899)
                                                                               -------                  -------

              Adjustments to reconcile net loss to cash used in
                   operating activities
                          Increase in other assets                                (321)                     (23)
                          Increase in other liabilities                             50                      220
                                                                               -------                  -------
              Total adjustments                                                   (271)                     197

                                                                               -------                  -------
              Net cash used in operating activities                             (1,681)                    (702)
                                                                               -------                  -------

CASH FLOWS FROM FINANCING ACTIVITIES
              Expense fund advances                                                999                    1,065

                                                                               -------                  -------
              Net (decrease) increase in cash                                     (682)                     363

CASH AT BEGINNING OF PERIOD                                                        903                     --
                                                                               -------                  -------

CASH AT END OF PERIOD                                                          $   221                  $   363
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

         The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 2001 and its quarterly report on Form 10-Q for the three months ended March 31, 2002.

         CASH

         Cash balances are held in interest and noninterest earning accounts at Washington Mutual Bank.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Substantially all of the CPR Trust's financial instruments are carried at fair value or amounts approximating fair value due to the relative short-term to maturity.

         USE OF ESTIMATES

         The Litigation Trustees have made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of expenses in order to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

         NET LOSS PER CERTIFICATE

         The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (36,486,238 and 36,486,131 average certificates outstanding for the three and six months ended June 30, 2002 and 36,020,104 and 35,192,607 average certificates outstanding for the three months ended June 30, 2001 and the period February 9, 2001 through June 30, 2001). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options and the conversion of the premium income equity securities. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

         In October 2001, the court ruled that the plaintiffs are not entitled to any lost profits, but are entitled to recover mitigation costs of $8,826,783 and costs. In January 2002, the plaintiffs filed motions with the court asking it to (i) amend certain findings in its October 29, 2001 opinion and amend the judgment of January 8, 2002, (ii) reopen the record to receive additional documentary evidence, and (iii) reopen the record to admit additional evidence omitted from the trial record. The motions submitted in January 2002 did not address the October 29, 2001 rulings of the court, and plaintiffs reserved their rights of appeal with respect to those rulings to the U.S. Court of Appeals for the Federal Circuit. The federal government also can appeal the October 29, 2001 rulings, as well as the court's previous decision regarding the government's liability.

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

         On June 14, 2002, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit, appealing any and all rulings, orders, and judgments rendered by the court to date against the plaintiffs. These adverse rulings include the October 29, 2001 ruling that the plaintiffs were not entitled to any lost profits damages and the April 16, 2002 denial of certain motions made by the plaintiffs.

         On June 26, 2002, the government filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the final judgment of the U.S.Court of Federal Claims, including (1) the court's granting summary judgment for the plaintiffs on the issue of liability against the government, (2) the court's refusal to deny modification of that decision, and (3) the court's October 29, 2001 decision.

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

         The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At June 30, 2002, and December 31, 2001, the CPR Trust had an outstanding receivable from Hyperion Partners L.P. totalling $125,624 and $47,279, which were current as to their payment terms.

3.       LITIGATION TRUSTEE FEES

         The CPR Trust and the Litigation are managed by the two Litigation Trustees who have knowledge of the facts underlying the Litigation and who have previously served as general counsel to Bank United Corp. or its predecessor entities. In turn, the two Litigation Trustees each receive a $500,000 fee per year, for a term of three years, to be paid in quarterly installments. In addition, the Litigation Trustees each received 291,899 CPR Certificates. In June 2002, litigation trustee fees in the amount of $250,000 were remitted to the Litigation Trustees for services to be performed during the quarter ending September 30, 2002. Accordingly, at June 30, 2002, these fees are included as prepaid expenses in the statement of financial condition. Such fees will be expensed during the three months ended September 30, 2002.

4.       EXPENSE FUND ADVANCES

         Washington Mutual, Inc. is obligated to advance amounts to pay expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees, and all administrative expenses. The maximum amount that Washington Mutual, Inc. is obligated to pay is $10 million, unless additional court proceedings are necessary, in which case Washington Mutual, Inc. is obligated to pay an additional $3 million. Advances funded by Washington Mutual, Inc. will be reimbursed to Washington Mutual, Inc. from any proceeds of the Litigation, before the payment of any amounts to the holders of CPR Certificates. Based on discussions with counsel to the Litigation and certain other factors, the Litigation Trustees believe that there are sufficient funds available to the CPR Trust from Washington Mutual, Inc. to permit the trust to fund its portion of the Litigation expenses, as well as administrative and other expenses of the trust.

         The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $50,748 and $95,435 was incurred during the three and six months ended June 30, 2002 and $17,808 and $19,966 was incurred during the three months ended June 30, 2001 and the period February 9, 2001 through June 30, 2001. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

         The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

5.       CERTIFICATEHOLDERS' DEFICIT

         At June 30, 2002 and December 31, 2001, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

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

         At June 30, 2002, 36,486,238 CPR Certificates had been issued and were outstanding. At that date, CPR Certificates had not been issued relating to a limited number of unexercised Bank United Corp. stock options and no CPR Certificates had been issued relating to the Bank United Corp. 8% Corporate Premium Income Equity Securities (Corporate PIES).

         In accordance with the terms set forth in the Corporate PIES documents, holders of these securities are obligated to purchase a requisite number of shares of Washington Mutual, Inc. stock no later than August 2002. In connection with each stock purchase, the holder will receive a predetermined number of CPR Certificates. The Litigation Trustees estimate that the CPR Trust will issue the estimated 2,225,940 CPR Certificates during August 2002.

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

7.       OTHER LIABILITIES

         At June 30, 2002, other liabilities is principally comprised of various accrued expenses including, legal fees, interest costs, and accounting and auditing fees.

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

         As a result of a reorganization, which was effected by means of a merger of Bank United Corp. with and into one of its wholly owned subsidiaries (the "Reorganization"), each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate, and appropriate and proportionate adjustments were made to options to purchase shares of Bank United Corp. common stock outstanding at that time and to Bank United Corp. 8% Corporate Premium Income Equity Securities outstanding at that time. The Reorganization occurred immediately prior to the merger with Washington Mutual, Inc.

         The CPR Certificates issued or issuable in the Reorganization, including those issued to Messrs. Jonathon K. Heffron and Salvatore A. Ranieri, as the Litigation Trustees, pursuant to each of their respective Litigation Trustee Agreements, are as follows:



                                                                                         MAXIMUM NUMBER OF CPR
                                                                                      CERTIFICATES AUTHORIZED AND
                                                                                       ISSUABLE PURSUANT TO THE
COMPONENTS OF THE RIGHT TO RECEIVE CPR CERTIFICATES                                          REORGANIZATION
----------------------------------------------------                                  ---------------------------
Bank United Corp. common stock                                                                 32,743,909

Bank United Corp. stock options                                                                 3,366,237

Bank United Corp. 8% Corporate Premium Income Equity Securities                                 2,225,940

CPR Certificates for Litigation Trustees                                                          583,798
                                                                                               ----------


Total CPR Certificates Authorized and Issuable in the
Reorganization                                                                                 38,919,884
                                                                                               ==========

         At June 30, 2002, 36,486,238 CPR Certificates had been issued and were outstanding. At that date, CPR Certificates had not been issued relating to a limited number of unexercised Bank United Corp. stock options and no CPR Certificates had been issued relating to the Bank United Corp. 8% Corporate Premium Income Equity Securities (Corporate PIES).

         In accordance with the terms set forth in the Corporate PIES documents, holders of these securities are obligated to purchase a requisite number of shares of Washington Mutual, Inc. stock no later than August 2002. In connection with each stock purchase, the holder will receive a predetermined number of CPR Certificates. The Litigation Trustees estimate that the CPR Trust will issue the estimated 2,225,940 CPR Certificates during August 2002.

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

                                                   SCENARIO           SCENARIO          SCENARIO           SCENARIO
EXAMPLE                                               ONE               TWO               THREE              FOUR
--------------                                 --------------------------------------------------------------------------
Assumed damage recovery                            $ 558,000,000      $ 101,000,000       $ 8,826,783      $ 170,900,000
                                               ==========================================================================

Portion of damage recovery payable to
Washington Mutual, Inc. (85% of total
recovery)                                          $ 474,300,000       $ 85,850,000       $ 7,502,766      $ 145,265,000

Assumed taxes                                       (184,218,120)       (33,344,140)       (2,914,074)       (56,420,926)
                                               --------------------------------------------------------------------------

Proceeds less assumed taxes                          290,081,880         52,505,860         4,588,692         88,844,074

Reimbursement of assumed expenses
to Washington Mutual, Inc.                           (13,000,000)       (13,000,000)      (13,000,000)       (13,000,000)

Assumed interest on advances from
Washington Mutual, Inc.                               (2,145,000)        (2,145,000)       (2,145,000)        (2,145,000)
                                               --------------------------------------------------------------------------

Net proceeds (shortfall)                           $ 274,936,880       $ 37,360,860     $ (10,556,308)      $ 73,699,074

Maximum number of CPR Certificates
authorized and issuable pursuant to the
Reorganization                                        38,919,884         38,919,884        38,919,884         38,919,884
                                               --------------------------------------------------------------------------
Illustrative range of proceeds per CPR
Certificate                                               $ 7.06             $ 0.96               $ -             $ 1.89
                                               --------------------------------------------------------------------------


         SHARE OF LITIGATION PROCEEDS. Bank United Corp., Bank United, and Hyperion Partners L.P. are the plaintiffs in the Litigation. At the time the lawsuit was filed, Hyperion Partners L.P. was an affiliate of Bank United Corp. and Bank United. The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs).

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

         TAX RETURNS The CPR Trust is treated as a grantor trust for federal income tax purposes. Income resulting from payment received by the CPR Trust is required to be reported for federal income tax purposes by certificateholders. The CPR Trust is required to file Form 1041, U.S. Income Tax Return for Estates and Trusts, and provide the grantors with an information statement reporting their portion of the Trust's income/loss.

         EXPENSES. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of June 30, 2002, $3.526 million had been advanced to the CPR Trust.

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

         As a result of Bank United Corp.'s original acquisition of certain of the assets and liabilities of United Savings Association of Texas in 1988, the Federal Home Loan Bank Board approved a forbearance letter issued on February 15, 1989. Under the terms of the forbearance letter, the Federal Savings and Loan Insurance Corporation agreed to waive or forbear from enforcing certain regulatory provisions concerning capital requirements, liquidity requirements, accounting requirements and other matters. After the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 (the "Act" or "FIRREA"), the Office of Thrift Supervision took the position that the capital standards set forth in the Act applied to all savings institutions, including those institutions that had been operating under previously granted capital and accounting forbearances, and that the Act eliminated those forbearances.

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

         On June 14, 2002, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit, appealing any and all rulings, orders, and judgments rendered by the court to date against the plaintiffs. These adverse rulings include the October 29, 2001 ruling that the plaintiffs were not entitled to any lost profits damages and the April 16, 2002 denial of certain motions made by the plaintiffs.

         On June 19, 2002, the case was docketed by the U.S. Court of Appeals for the Federal Circuit.

         On June 26, 2002, the government filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the final judgment of the U.S. Court of Federal Claims, including (1) the court's granting summary judgment for the plaintiffs on the issue of liability against the government,
(2) the court's refusal to deny modification of that decision, and (3) the court's October 29, 2001 decision.

         Pursuant to relevant appellate rules, the plaintiffs' brief is due on or before August 19, 2002. The government must then file its brief on or before 40 days after being served the plaintiffs' brief. The plaintiffs must then file their reply brief within 40 days after being served the government's brief. The government must then file its reply brief within 14 days after receiving the plaintiffs' reply brief. The U.S. Court of Appeals for the Federal Circuit then hears oral argument. The appeals court rules do not set deadlines for the court to hear argument or decide the case.

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

         In Glendale Federal, the Court of Appeals reversed the trial court's award of restitution damages and remanded the case for determination of Glendale's reliance damages. On remand, the trial court reaffirmed the previous award of $381 million in reliance damages, but denied further damages to plaintiffs. Bank United did not seek reliance or restitution damages. Bank United sought to recover lost profits, or, in the alternative, the cost of raising new capital as a substitute for the promises breached by the government.

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

         The Bluebonnet plaintiffs sought damages for additional borrowing costs caused by FIRREA. They did not seek lost profits. The Court of Federal Claims awarded plaintiffs no damages, because it found that they had not proved damages with reasonable certainty. The Court of Appeals affirmed in part and reversed in part. It found that some of the plaintiffs' additional borrowing costs were proved with reasonable certainty. The parties sought rehearing, which was denied. On remand from the Court of Appeals, the Court of Federal Claims awarded $136,075,000 to the Bluebonnet plaintiffs. The government has appealed this judgment with the Court of Appeals.

         In Glass, the Court of Appeals reversed the lower court's award of restitution and damages on procedural grounds that are not at issue in the Bank United case. It held that shareholders of the thrift and the FDIC did not have standing to pursue their claims against the United States. The shareholders and FDIC filed petitions for rehearing, which were denied.

         In Landmark, the lower court awarded $21.4 million in restitution, the amount of plaintiffs' initial investment in the thrift. It denied Landmark's claim for reliance damages on the ground that they were not foreseeable. The Court of Appeals affirmed. The FDIC and Landmark sought rehearing, which was denied.

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

         At the trial in the U.S. Court of Federal Claims, plaintiffs offered evidence in support of three alternative damages models. The first model calculated the plaintiffs' lost profits damages from the government's three breaches of contract relating to capital levels, subordinated debt, and goodwill. The damages calculated totaled $553,291,000. A second model calculated lost profits damages arising solely from the breach of the subordinated debt promise, which totaled $96,085,000. The third model calculated what the cost of raising substitute capital in 1989 to repair the government's three breaches would have been, which was calculated to be $117,227,000. In addition to any recovery under the alternative models, the plaintiffs sought recovery of $4,884,283 in out-of-pocket costs caused by the government's breach of the subordinated debt promise. As noted above, the court rejected plaintiffs' lost profits claims and plaintiffs' model for calculating the cost of substitute capital. The court held that plaintiffs fully mitigated the government's breach and that the plaintiffs were entitled to damages totaling $8,826,783 for the cost of mitigating the breach. Plaintiffs filed post trial motions seeking to amend the findings and judgment of the court and sought an additional amount of mitigation damages exceeding $160,000,000. The court denied those motions in their entirety. The court also awarded costs to plaintiffs. The final amount of costs, if any, has not been determined by the court.

         Although Bank United Corp. and Bank United conducted reviews of the damages suffered, the October 29, 2001 Opinion and Order, and the April 16, 2002 Opinion and Order, of the Court did not award plaintiffs the damages they sought. The United States has advanced numerous arguments against the amount and type of damages sought by plaintiffs in the Litigation and in related cases, including that some or all of the damages alleged are too speculative. To the knowledge of the Litigation Trustees, no plaintiff in any related case has been awarded lost profits. The defendant can be expected to continue to mount strong opposition to any recovery by plaintiffs, including by appeal. In addition, rulings in other cases containing similar claims may also adversely affect some or all of the damage claims in the Litigation. For these and related reasons, even though Bank United Corp. and Bank United prevailed in establishing the liability of the United States, there can be no assurance as to the amount, if any, and type of damages that Washington Mutual, Inc. or Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) may recover after all appeal efforts have been exhausted. Further, it is impossible to predict the total amount of any recovery available to be paid to the CPR certificateholders because any recovery in the Litigation could be less than the fees, costs, interest, taxes and tax benefits associated with that recovery. Finally, it is possible there will be no recovery in the Litigation.

         Legal expense, which is primarily comprised of third party attorney fees and costs, totaled $449,000 and $692,000 for the three and six months ended June 30, 2002, and $69,000 and $85,000 for the three months ended June 30, 2001 and the period February 9, 2001 through June 30, 2001. The expense increase, year over year, is a result of the court's rulings and judgments and the numerous filings made during recent periods, particularly since January 2002, and the related activities involved.

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

           INSTITUTIONAL TRUSTEE. The institutional trustee is Wachovia Bank, N.A. (successor to First Union Trust Company, National Association) and will serve as the paying agent, the transfer agent, and the certificate registrar for the Trust. In these capacities the institutional trustee will, among other things, establish necessary bank accounts on behalf of the Trust, distribute the payment amount, if any, and other amounts to certificateholders, authenticate CPR certificates, resolve certificateholder transfer and other issues, and ensure the preservation of the Trust's valid existence under the laws of Delaware.

                          SUMMARY FINANCIAL INFORMATION

         The CPR Trust has no revenues other than interest income received on an interest earning bank account. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the six months ended June 30, 2002 (dollars in thousands):

                                                                              Six months ended
                                                                               June 30, 2002
                                                                              -----------------
                                                                                (unaudited)
Cash balance at December 31, 2001                                                 $     903
Deposits by WAMU during the period                                                      999
Interest income                                                                           3
                                                                                  ---------
                                                                                      1,905
Disbursements through period end
        Litigation trustee fees                                                        (750)
        Insurance                                                                        (9)
        Licenses, permits and filing fees                                               (15)
        Legal                                                                          (800)
        Accounting and auditing fees                                                    (68)
        Trust administration fees                                                       (15)
        Financial printing                                                               (2)
        Office and other                                                                (25)
                                                                                  ---------
        Total disbursements through period end                                       (1,684)
                                                                                  ---------

Cash or expense fund advances not used at period end                                    221

Accrued expenses at period end, excluding interest costs
        Legal                                                                          (206)
        Accounting and auditing fees                                                    (33)
        Trust administration fees                                                        (1)
        Financial printing                                                               (7)
        Office and other                                                                (10)
                                                                                  ---------
        Total                                                                          (257)
                                                                                  ---------

Accrued expenses payable subsequent to June 30, 2002 from
future Washington Mutual, Inc. expense fund advances                              $     (36)
                                                                                  =========

         In addition, $95,435 of expense was accrued during the six months ended June 30, 2002 for interest payable to Washington Mutual, Inc. on expense fund advances, at a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

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

         Wachovia Bank, N.A.
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

99.1 Certification of Periodic Report by Litigation Trustees Jonathon K. Heffron and Salvatore A. Ranieri.

(b)      Reports on Form 8-K

During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:

1. April 5, 2002, Item 5, Other Events. Press release regarding the April 1, 2002 filing by the federal government in sur-reply to the plaintiffs' reply to the federal government's opposition to the plaintiffs' January 23, 2002 motions.
2. April 18, 2002, Item 5, Other Events. Press release regarding the April 16, 2002 decision by the court denying the plaintiffs' January 23, 2002 motions.
3. June 14, 2002, Item 5, Other Events. Press release regarding the June 14, 2002 filing by plaintiffs appealing all adverse rulings against them in the forbearance litigation against the U.S. Government.
4. June 28, 2002, Item 5, Other Events. Press release regarding the June 26, 2002 filing by the federal government appealing the final judgment by the U.S. Court of Federal Claims, including (1) the court's granting of summary judgment for the plaintiffs on the issue of liability against the federal government, (2) the court's refusal to deny modification of that decision, and (3) the court's October 29, 2001 decision.

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


                                         BANK UNITED CORP. LITIGATION
                                         CONTINGENT PAYMENT RIGHTS TRUST

                                         By:  /s/ Jonathon K. Heffron
                                              -----------------------
                                         Name:  Jonathon K. Heffron
                                         Title:  Litigation Trustee

                                         By:  /s/ Salvatore A. Ranieri
                                              -----------------------
                                         Name:  Salvatore A. Ranieri
                                         Title:  Litigation Trustee

Dated:  August 14, 2002

                                 EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------
99.1               Certification of Periodic Report by Litigation Trustees
                   Jonathon K. Heffron and Salvatore A. Ranieri.