Form 10-Q
period 2002-09-30
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2002-11-12
CIK 1127777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to                   .
                                    ------------------    ------------------

                         Commission File Number 0-32301

          Bank United Corp. Litigation Contingent Payment Rights Trust
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                 76-6168223
               --------                                 ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

    3200 Southwest Freeway, Suite 1001
               Houston, Texas                             77027
 ----------------------------------------                 -----
 (Address of principal executive offices)              (Zip code)

                                 (713) 543-6958
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 15, 2002, there were 38,712,221 Contingent Payment Rights Certificates (no par value) outstanding.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                                      September 30, 2002   December 31, 2001
                                                                          (unaudited)
                                                                      ------------------   -----------------
ASSETS
Cash (note 1)                                                            $        540         $        903
Accounts receivable (note 2)                                                       31                   47
Prepaid expenses (note 3)                                                           6                   21
                                                                         ------------         ------------
         Total assets                                                    $        577         $        971
                                                                         ============         ============

LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 4)                                           $      4,050         $      2,527
Other liabilities (notes 4 and 7)                                                 337                  380
                                                                         ------------         ------------
         Total liabilities                                                      4,387                2,907

Certificateholders' deficit (note 5)
Certificates, no par value, 38,919,884 authorized, 38,712,221 issued and outstanding in 2002, and 36,485,346 issued and
   outstanding in 2001                                                             --                   --
Accumulated deficit                                                            (3,810)              (1,936)
                                                                         ------------         ------------
         Total certificateholders' deficit                                     (3,810)              (1,936)
                                                                         ------------         ------------
         Total liabilities and certificateholders' deficit               $        577         $        971
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

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                       Three months ended
                                                           September 30,               Nine months ended   February 9, 2001
                                                ---------------------------------         September 30,          through
                                                    2002                2001                  2002         September 30, 2001
                                                ------------         ------------      -----------------   ------------------

REVENUE
Interest income on bank account                 $          1         $         --         $          4         $         --
                                                ------------         ------------         ------------         ------------

EXPENSES
Litigation trustee fees (note 3)                        (250)                (250)                (750)                (750)
Insurance                                                 --                  (56)                 (29)                (160)
Licenses, permits and filing fees                         (4)                  (7)                 (11)                (113)
Legal expense (note 2)                                  (106)                 (67)                (798)                (152)
Accounting and auditing fees                             (21)                 (16)                 (65)                 (53)
Trust administration fees                                 (6)                  (6)                 (18)                 (24)
Financial printing expense                                (2)                  (3)                  (4)                 (15)
Interest expense (note 4)                                (64)                 (25)                (159)                 (45)
Office and other                                         (12)                 (18)                 (44)                 (35)

                                                ------------         ------------         ------------         ------------
                                                        (465)                (448)              (1,878)              (1,347)
                                                ------------         ------------         ------------         ------------

NET LOSS                                        $       (464)        $       (448)        $     (1,874)        $     (1,347)
                                                ============         ============         ============         ============

NET LOSS PER CERTIFICATE                        $      (0.01)        $      (0.01)        $      (0.05)        $      (0.04)
                                                ============         ============         ============         ============

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
              STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS' DEFICIT
                                   (unaudited)
                             (dollars in thousands)

                                                                                                        Total
                                           Number of                           Accumulated       Certificateholders'
                                         Certificates       Certificates         Deficit               Deficit
                                         ------------       ------------       ------------      -------------------
Balance at February 9, 2001                33,327,707        $        --        $        --         $        --

Shares issued                               3,157,639                 --                 --                  --

Net loss                                           --                 --             (1,347)             (1,347)
                                          -----------        -----------        -----------         -----------
Balance at September 30, 2001              36,485,346        $        --        $    (1,347)        $    (1,347)
                                          ===========        ===========        ===========         ===========

Balance at December 31, 2001               36,485,346        $        --        $    (1,936)             (1,936)

Shares issued                               2,226,875                 --                 --                  --

Net loss                                           --                 --             (1,874)             (1,874)
                                          -----------        -----------        -----------         -----------
Balance at September 30, 2002              38,712,221        $        --        $    (3,810)        $    (3,810)
                                          ===========        ===========        ===========         ===========

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                                       February 9, 2001
                                                                 Nine months ended         through
                                                                 September 30, 2002   September 30, 2001
                                                                 ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                        $     (1,874)        $     (1,347)
                                                                    ------------         ------------
    Adjustments to reconcile net loss to cash used in
      operating activities
        Decrease (increase) in other assets                                   31                 (102)
        (Decrease) increase in other liabilities                             (43)                 163
                                                                    ------------         ------------
    Total adjustments                                                        (12)                  61
                                                                    ------------         ------------
    Net cash used in operating activities                                 (1,886)              (1,286)
                                                                    ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Expense fund advances                                                  1,523                1,717
                                                                    ------------         ------------
    Net (decrease) increase in cash                                         (363)                 431

CASH AT BEGINNING OF PERIOD                                                  903                   --
                                                                    ------------         ------------
CASH AT END OF PERIOD                                               $        540         $        431
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

         The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 2001 and its quarterly reports on Form 10-Q for the three months ended March 31, 2002 and the three and six months ended June 30, 2002.

         CASH

         Cash balances are held in noninterest earning accounts at Washington Mutual Bank.

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

         NET LOSS PER CERTIFICATE

         The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (37,599,230 and 36,861,241 average certificates outstanding for the three and nine months ended September 30, 2002 and 36,443,930 and 35,688,280 average certificates outstanding for the three months ended September 30, 2001 and the period February 9, 2001 through September 30, 2001). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

         On August 19, 2002, the plaintiffs (or appellants) filed their opening brief with the U.S. Court of Appeals for the Federal Circuit.

         On September 30, 2002, the federal government (or defendant - cross appellant) filed its opening brief with the U.S. Court of Appeals for the Federal Circuit.

         There can be no assurance as to the amount, if any, and type of damages that Washington Mutual, Inc. or Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) may recover after all appeal efforts have been exhausted. Further, it is possible that there will be no recovery in the Litigation.

         The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At September 30, 2002, and December 31, 2001, the CPR Trust had an outstanding receivable from Hyperion Partners L.P. totalling $30,900 and $47,279, which were current as to their payment terms.

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

         The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $63,525 and $158,960 was incurred during the three and nine months ended September 30, 2002 and $24,628 and $44,594 was incurred during the three months ended September 30, 2001 and the period February 9, 2001 through September 30, 2001. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

         The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

5.       CERTIFICATEHOLDERS' DEFICIT

         At September 30, 2002 and December 31, 2001, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

         In connection with the Washington Mutual, Inc. merger, Bank United Corp. also undertook a legal reorganization (the "Reorganization"), whereby each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate. Similarly, options to purchase Bank United Corp. common stock outstanding at that time, as well as the Bank United Corp. 8% Corporate Premium Income Equity Securities outstanding at that time were adjusted proportionately for purposes of receiving the appropriate number of CPR Certificates. At the time of the Reorganization, 32,743,909 CPR Certificates were authorized in respect of shares of Bank United Corp. common stock outstanding at that time and up to 5,592,177 CPR Certificates were authorized for delivery in respect of Bank United Corp. stock options and Bank United Corp. 8% Corporate Premium Income Equity Securities outstanding at that time. In addition, an aggregate of 583,798 additional CPR Certificates were authorized to be issued to the Litigation Trustees.

         On August 16, 2002, 2,225,983 CPR certificates were issued to holders of Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities (WM
PIES). The WM PIES were converted from the Bank United Corp. 8% Corporate Premium Income Equity Securities in connection with the merger of Bank United Corp. with Washington Mutual, Inc.

         At September 30, 2002, 38,712,221 CPR Certificates had been issued and were outstanding. At that date, CPR Certificates had not been issued relating to a limited number of unexercised Bank United Corp. stock options.

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

7.       OTHER LIABILITIES

         At September 30, 2002, other liabilities is principally comprised of various accrued expenses including, interest costs, legal fees, and accounting and auditing fees.

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

         The CPR Certificates issued or issuable in the Reorganization, including those issued to Messrs. Jonathon K. Heffron and Salvatore A. Ranieri, as the Litigation Trustees, pursuant to each of their respective Litigation Trustee Agreements, are as follows:

                                                               NUMBER OF CPR
                                                               CERTIFICATES
                                                              AUTHORIZED AND
                                                            ISSUABLE PURSUANT TO
                                                             THE REORGANIZATION
                                                            --------------------
COMPONENTS OF THE RIGHT TO RECEIVE CPR CERTIFICATES
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
                                                                 ==========

         On August 16, 2002, 2,225,983 CPR certificates were issued to holders of Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities (WM
PIES). The WM PIES were converted from the Bank United Corp. 8% Corporate Premium Income Equity Securities in connection with the merger of Bank United Corp. with Washington Mutual, Inc.

         At September 30, 2002, 38,712,221 CPR Certificates had been issued and were outstanding. At that date, CPR Certificates had not been issued relating to a limited number of unexercised Bank United Corp. stock options.

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

         By way of example only, the following illustrates the payment that would be made to the holders of CPR Certificates assuming (1) four separate damage recovery scenarios (i. an award of $558 million under the largest of the three damages theories asserted by Bank United Corp. in the Litigation, ii. an award of $101 million under the smallest of those theories, iii. an award of $8,826,783, the amount of the court's judgment in favor of plaintiffs entered on January 8, 2002, and iv. an award of $170.9 million, the total amount of the court's judgment plus additional amounts that plaintiffs sought pursuant to their motions for amended findings and judgment and their Bill of Costs), (2) a Washington Mutual, Inc. tax rate of 38.84%, (3) expense reimbursements to Washington Mutual, Inc. of $13 million, and (4) an assumed amount of interest payable to Washington Mutual, Inc. on the $13 million of expense advances, calculated in accordance with terms provided in the Commitment Agreement The CPR Trust cannot make any assurances as to the possible recovery, if any, in the Litigation.

                                                 SCENARIO            SCENARIO            SCENARIO            SCENARIO
EXAMPLE                                            ONE                 TWO                THREE                FOUR
-----------------------------------------     --------------      --------------      --------------      --------------
Assumed damage recovery                       $  558,000,000      $  101,000,000      $    8,826,783      $  170,900,000
                                              ==============      ==============      ==============      ==============

Portion of damage recovery payable to
Washington Mutual, Inc. (85% of total
recovery)                                     $  474,300,000      $   85,850,000      $    7,502,766      $  145,265,000

Assumed taxes                                   (184,218,120)        (33,344,140)         (2,914,074)        (56,420,926)
                                              --------------      --------------      --------------      --------------

Proceeds less assumed taxes                      290,081,880          52,505,860           4,588,692          88,844,074

Reimbursement of assumed expenses
to Washington Mutual, Inc.                       (13,000,000)        (13,000,000)        (13,000,000)        (13,000,000)

Assumed interest on advances from
Washington Mutual, Inc.                           (2,145,000)         (2,145,000)         (2,145,000)         (2,145,000)
                                              --------------      --------------      --------------      --------------

Net proceeds (shortfall)                      $  274,936,880      $   37,360,860      $  (10,556,308)     $   73,699,074

Maximum number of CPR Certificates
authorized and issuable pursuant to the
Reorganization                                    38,919,884          38,919,884          38,919,884          38,919,884
                                              --------------      --------------      --------------      --------------

Illustrative range of proceeds per CPR
Certificate                                   $         7.06      $         0.96      $           --      $         1.89
                                              ==============      ==============      ==============      ==============

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

         CERTAIN TAX MATTERS. The Reorganization and the merger with Washington Mutual, Inc. were each structured to qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code. However, receipt of the CPR Certificates by the former Bank United Corp. stockholders was treated as additional, taxable merger consideration to the stockholder for tax purposes in an amount equal to the fair market value of the CPR Certificates as of February 9, 2001. The Litigation Trustees believe that the fair market value on that date was $0.35 based on the average of the high and low trading prices of the CPR Certificates on the over-the-counter market on that date. The tax information returns provided to the Internal Revenue Service and the holders of CPR Certificates reflected this valuation. Receipt of CPR Certificates by holders of Bank United stock options and 8% Corporate Premium Income Equity Securities will be taxable based on the fair market value of the CPR Certificates at the time of receipt. CPR certificateholders are urged to consult with their tax advisor.

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

         EXPENSES. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of September 30, 2002, $4.050 million had been advanced to the CPR Trust.

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

         On August 19, 2002, the plaintiffs (or appellants) filed their opening brief with the U.S. Court of Appeals for the Federal Circuit.

         On September 30, 2002, the federal government (or defendant - cross appellant) filed its opening brief with the U.S. Court of Appeals for the Federal Circuit.

         Pursuant to relevant appellate rules, the plaintiffs must file their reply brief within 40 days after being served the government's brief. The government must then file its reply brief within 14 days after receiving the plaintiffs' reply brief. The U.S. Court of Appeals for the Federal Circuit then hears oral argument. The appeals court rules do not set deadlines for the court to hear argument or decide the case.

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

         The United States Court of Appeals for the Federal Circuit, which hears appeals from the United States Court of Federal Claims, has decided Glendale Federal Bank v. United States, California Federal Bank v. United States, Bluebonnet Savings Bank v. United States, Glass v. United States, Landmark Land Company v. United States, Coast Federal Bank v. United States, and Castle v. United States.

         In Glendale Federal, the Court of Appeals reversed the trial court's award of restitution damages and remanded the case for determination of Glendale's reliance damages. On remand, the trial court reaffirmed the previous award of $381 million in reliance damages, but denied further damages to plaintiffs. The government's motion for reconsideration is pending. Bank United did not seek reliance or restitution damages. Bank United sought to recover lost profits, or, in the alternative, the cost of raising new capital as a substitute for the promises breached by the government.

         In California Federal, the Court of Federal Claims granted summary judgment in favor of the United States on California Federal's lost profits claim. The Court of Appeals reversed and remanded the case for a trial on lost profits. In addition, the Court of Appeals affirmed the trial court's fact finding that California Federal's cost of replacing capital was limited to the transaction costs of replacing the goodwill phased out by FIRREA. Petitions for rehearing of California Federal were denied by the Court of Appeals and petitions for writ of certiorari to the U.S. Supreme Court by both parties were denied. The trial on lost profits concluded in late October 2002 and the court has not yet ruled.

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

         In Glass, the Court of Appeals reversed the lower court's award of restitution and damages on procedural grounds that are not at issue in the Litigation. It held that shareholders of the thrift, as third party beneficiaries, and the FDIC did not have standing to pursue their claims against the United States. The shareholders and FDIC filed petitions for rehearing, which were denied. On remand, the Court of Federal Claims denied plaintiffs direct claims and plaintiffs have appealed that ruling.

         In Landmark, the lower court awarded $21.4 million in restitution, the amount of plaintiffs' initial investment in the thrift. It denied Landmark's claim for reliance damages on the ground that they were not foreseeable. The Court of Appeals affirmed. The FDIC and Landmark sought rehearing, which was denied. This case is concluded.

         In Coast Federal, the trial court, on motion for summary judgment, ruled that a $299 million capital credit granted Coast had to be amortized. This ruling foreclosed significant damages and Coast appealed. The Court of Appeals reversed in October 2002, holding that the capital credit did not have to be amortized, and remanded to the Court of Federal Claims for a determination of Coast's damages.

         In Castle, the Court of Federal Claims awarded plaintiffs $15.1 million in restitution damages and rejected Castle's Fifth Amendment takings claim. The Court of Appeals reversed, holding that the contract documents did not require plaintiffs to contribute the $15.1 million to recapitalize the acquired thrift, that plaintiffs voluntarily contributed the $15.1, and that therefore they could not recover it as damages under a restitution theory. The Court affirmed the trial court holding on the takings theory. Plaintiffs are seeking reconsideration.

         In LaSalle Talman v. United States, the Court of Federal Claims rejected LaSalle's claims for lost profits and for the cost of replacing supervisory goodwill eliminated by FIRREA. LaSalle appealed and the case was argued to the Court of Appeals on January 9, 2002. No decision has been issued.

         In Suess v. United States, the plaintiffs sought lost profits and restitution damages. The Court of Federal Claims rejected the lost profits claim on the ground that it was too speculative, because plaintiffs had failed to prove the profits the thrift would have made but for the breach. The court rejected the restitution claim as barred by the Court of Appeals decision in Glendale. The court fashioned its own damages award of $35 million, which was the market value of the thrift's stock the day before the FIRREA breach. Both sides have sought reconsideration and a hearing is scheduled in November.

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

         Legal expense, which is primarily comprised of third party attorney fees and costs, totaled $106,000 and $798,000 for the three and nine months ended September 30, 2002, and $67,000 and $153,000 for the three months ended September 30, 2001 and the period February 9, 2001 through September 30, 2001. The expense increase, year over year, is a result of the court's rulings and judgments and the numerous filings made during recent periods, particularly since January 2002, and the related activities involved.

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

         The Litigation Trustee agreements provide for compensation by the CPR Trust for each Litigation Trustee, during the term of his service as a Litigation Trustee, at a rate of $500,000 per year for three years. If, however, the Litigation is terminated in less than three years, the remainder of the fees that would be paid over the three-year period will be accelerated upon final resolution of the Litigation and receipt by Washington Mutual, Inc. or any of its affiliates of the proceeds of the Litigation. The Litigation Trustees are also entitled to reimbursement of all reasonable out-of-pocket expenses. In addition, as an incentive to the Litigation Trustees, each of the Litigation Trustees received 291,899 CPR Certificates, representing 0.75% of the total number of CPR Certificates issuable in the Reorganization. As of the date hereof, Messrs. Heffron and Ranieri beneficially own 516,241 and 727,899 CPR Certificates, respectively. The Litigation Trustee Agreements are for a period of three years ending on February 8, 2004.

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

                          SUMMARY FINANCIAL INFORMATION

         The CPR Trust has no revenues other than interest income received on an interest earning bank account. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the nine months ended September 30, 2002 (dollars in thousands):

                                                              Nine months ended
                                                              September 30, 2002
                                                              ------------------
                                                                  (unaudited)
Cash balance at December 31, 2001                                 $      903
Deposits by WAMU during the period                                     1,523
Interest income                                                            4
                                                                  ----------
                                                                       2,430
Disbursements through period end
    Litigation trustee fees                                             (750)
    Insurance                                                             (9)
    Licenses, permits and filing fees                                    (15)
    Legal                                                               (959)
    Accounting and auditing fees                                         (89)
    Trust administration fees                                            (19)
    Financial printing                                                    (6)
    Office and other                                                     (43)
                                                                  ----------
    Total disbursements through period end                            (1,890)
                                                                  ----------

Cash or expense fund advances not used at period end                     540

Accrued expenses at period end, excluding interest costs
    Legal                                                                (56)
    Accounting and auditing fees                                         (34)
    Financial printing                                                    (5)
    Office and other                                                      (6)
                                                                  ----------
    Total                                                               (101)
                                                                  ----------

Cash held at September 30, 2002 available for
    future expenses                                               $      439
                                                                  ==========

         In addition, $159,000 of expense was accrued during the nine months ended September 30, 2002 for interest payable to Washington Mutual, Inc. on expense fund advances, at a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

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

                           FORWARD-LOOKING INFORMATION

         Statements and financial discussion and analysis by the Litigation Trustees contained throughout this Form 10Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. For further information regarding these risks and uncertainties, see "Risk Factors" in the Prospectus filed by the CPR Trust with, and declared effective by, the SEC on January 9, 2001 (SEC File Number 333-49302).

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

ITEM 3. NOT APPLICABLE

ITEM 4. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         The Litigation Trustees have reviewed and evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing of this quarterly report. Based on that evaluation, the Litigation Trustees have concluded that the current disclosure controls and procedures are effective in timely providing them with material information relating to the CPR Trust required to be disclosed in the reports filed or submitted under the Exchange Act.

         Changes in Internal Controls

         There have not been any significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Litigation Trustees are not aware of any significant deficiencies or material weaknesses, therefore no corrective actions were taken.

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

         (a) Exhibits

99.1 Certification of Periodic Report by Litigation Trustees Jonathon K. Heffron and Salvatore A. Ranieri.

         (b) Reports on Form 8-K

During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:

1. August 19, 2002, Item 5, Other Events. Press release regarding the August 19, 2002 filing of the plaintiffs'-appellants' opening brief with the U.S. Court of Appeals for the Federal Circuit.

2. August 28, 2002, Item 5, Other Events. Press release announcing the August 16, 2002, issuance by the Litigation Trust of 2,225,983 CPR certificates to the holders of the Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities, which had been converted from Bank United Corp. 8% Corporate Premium Income Equity Securities in connection with the merger of Bank United Corp. with Washington Mutual, Inc.

3. October 14, 2002, Item 5, Other Events. Press release regarding the September 30, 2002 filing by the federal government (or defendant cross-appellant) of its opening brief with the U.S. Court of Appeals for the Federal Circuit.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BANK UNITED CORP. LITIGATION
                                    CONTINGENT PAYMENT RIGHTS TRUST

                                    By: /s/ Jonathon K. Heffron
                                        ---------------------------------------
                                    Name:   Jonathon K. Heffron
                                    Title:  Litigation Trustee

                                    By: /s/ Salvatore A. Ranieri
                                        ---------------------------------------
                                    Name:   Salvatore A. Ranieri
                                    Title:  Litigation Trustee

Dated:  November 8, 2002

                                 CERTIFICATIONS

I, Jonathon K. Heffron, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bank United Corp. Litigation Contingent Payment Rights Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 8, 2002                            By: /s/ Jonathon K. Heffron
                                                -------------------------------
                                            Name:   Jonathon K. Heffron
                                            Title:  Litigation Trustee

I, Salvatore A. Ranieri, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Bank United Corp. Litigation Contingent Payment Rights Trust;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 8, 2002                            By: /s/ Salvatore A. Ranieri
                                                -------------------------------
                                            Name:   Salvatore A. Ranieri
                                            Title:  Litigation Trustee

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------
 99.1       Certification of Periodic Report by Litigation Trustees Jonathon K.
            Heffron and Salvatore A. Ranieri.