Form 10-K
period 2002-12-31
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2003-03-31
CIK 1127777

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

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


   3200 Southwest Freeway, Suite 1001
             Houston, Texas                                         77027
             --------------                                         -----
(Address of principal executive offices)                          (Zip code)

                                 (713) 543-6958
                                - --------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. At March 13, 2003, there were 38,716,528 Contingent Payment Rights Certificates (no par value) outstanding, and the aggregate market value of the Contingent Payment Rights Certificates held by non-affiliates of the registrant on that date, calculated by reference to the closing price of the Contingent Payment Rights Certificates on that date, was $4,121,963. For purposes of this calculation, Contingent Payment Rights Certificates owned by the Litigation Trustees have been treated as owned by affiliates of the registrant, although such treatment is not an admission of the affiliate status of any such person.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                                TABLE OF CONTENTS


                                   PART I

ITEM  1.  BUSINESS.........................................................   5

ITEM  2.  PROPERTIES.......................................................   5

ITEM  3.  LEGAL PROCEEDINGS................................................   5

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS........................................................   5

                                  PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS............................................   5

ITEM  6.  SELECTED FINANCIAL DATA..........................................   6

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
              General......................................................   6
              The Litigation...............................................  11
              Management of the Litigation.................................  17
              Summary Financial Information................................  19
              Forward - Looking Information................................  20
              Certificateholder Inquiries..................................  20

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK....................................................  20

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  21

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................  32

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  32

ITEM 11.  EXECUTIVE COMPENSATION...........................................  32

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                          TABLE OF CONTENTS, CONTINTUED


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT.................................................  32

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  32

ITEM 14.  CONTROLS AND PROCEDURES..........................................  33

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.......................................................  33


                                   SIGNATURES

                                 CERTIFICATIONS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                                     PART I

ITEM 1.  BUSINESS

         The information required by this Item is set forth under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

ITEM 2.  PROPERTIES

         Office space for the principal executive offices of the Bank United Corp. Litigation Contingent Payment Rights Trust (the "CPR Trust") is provided by Washington Mutual, Inc., or an affiliate thereof, pursuant to the terms of the Commitment Agreement, dated as of February 8, 2001, by and among Bank United Corp. (which subsequently became Washington Mutual, Inc.), the CPR Trust, and the Payment Trust (the "Commitment Agreement"). This office space is provided at no cost to the CPR Trust.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Contingent Payment Rights (the "CPR") Certificates are listed on the NASDAQ National Market System under the symbol BNKUZ. At March 13, 2003 there were 42 shareholders of record of the CPR Certificates. The majority of the CPR Certificates are held in "street name" by nominees for the beneficial owners.

         The high and the low certificate prices by quarter for the year ended December 31, 2002 and the period February 9, 2001 (date of commencement of operations) through December 31, 2001 were as follows:


                          Year Ended December 31, 2002
                          ----------------------------

                                         High         Low
                                      ----------------------
                 First quarter         $0.1900      $0.0700
                 Second quarter        $0.1401      $0.0700
                 Third quarter         $0.1000      $0.0500
                 Fourth quarter        $0.1200      $0.0400



                         Period Ended December 31, 2001
                         ------------------------------

                                         High         Low
                                      ----------------------
                 First quarter         $0.4063      $0.2188
                 Second quarter        $0.4500      $0.2188
                 Third quarter         $0.4000      $0.1500
                 Fourth quarter        $0.4400      $0.0400

         There were no dividends declared or paid on the CPR Certificates for the year ended December 31, 2002 or the period February 9, 2001 through December 31, 2001. For a description of the CPR Certificates, see Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations - General.

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

         The CPR Trust has no business operations. The CPR Trust exists to manage the prosecution of the Litigation and to take certain related actions. Because of the nature of the CPR Trust pursuant to the Declaration of Trust creating the CPR Trust, there are no employees, no board of directors, and no board audit committee. The two Litigation Trustees manage the Litigation and, together with the institutional trustee, Wachovia Bank, N.A., perform certain trust functions. The financial statements of the CPR Trust are prepared by an independent contract accountant with the assistance of the Litigation Trustees, and the financial statements are audited by the independent accounting firm of KPMG LLP. The Litigation Trustees are responsible for establishing and maintaining disclosure controls and procedures and internal controls.

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

         There were 38,919,884 CPR Certificates authorized and issuable in the Reorganization. At December 31, 2002, 38,716,528 CPR Certificates had been issued and were outstanding as follows:

                                                              NUMBER OF CPR
      RECIPIENTS OF CPR CERTIFICATES                       CERTIFICATES ISSUED
      ------------------------------                       -------------------
Bank United Corp. common stockholders                           32,737,118

Bank United Corp. stock option holders                           3,169,629

Holders of Washington Mutual, Inc.8% Corporate Premium
  Income Equity Securities                                       2,225,983

CPR Certificates for Litigation Trustees                           583,798
                                                                ----------

Total CPR Certificates Issued                                   38,716,528

         On August 16, 2002, 2,225,983 CPR certificates were issued to holders of Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities (WM
PIES). The WM PIES were converted from the Bank United Corp. 8% Corporate Premium Income Equity Securities in connection with the merger of Bank United Corp. with Washington Mutual, Inc.

         At December 31, 2002, 199,802 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

                                                  SCENARIO           SCENARIO          SCENARIO           SCENARIO
EXAMPLE                                              ONE               TWO               THREE              FOUR
--------------                                -----------------------------------------------------------------------
Assumed damage recovery                        $ 558,000,000      $ 101,000,000       $ 8,826,783      $ 170,900,000
                                              =======================================================================

Portion of damage recovery payable to
Washington Mutual, Inc. (85% of total
recovery)                                      $ 474,300,000       $ 85,850,000       $ 7,502,766      $ 145,265,000

Assumed taxes                                   (184,218,120)       (33,344,140)       (2,914,074)       (56,420,926)
                                              -----------------------------------------------------------------------

Proceeds less assumed taxes                      290,081,880         52,505,860         4,588,692         88,844,074

Reimbursement of assumed expenses
to Washington Mutual, Inc.                       (13,000,000)       (13,000,000)      (13,000,000)       (13,000,000)

Assumed interest on advances from
Washington Mutual, Inc.                           (2,145,000)        (2,145,000)       (2,145,000)        (2,145,000)
                                              -----------------------------------------------------------------------

Net proceeds (shortfall)                       $ 274,936,880       $ 37,360,860      $(10,556,308)      $ 73,699,074

Maximum number of CPR Certificates
authorized and issuable pursuant to the
Reorganization                                    38,919,884         38,919,884        38,919,884         38,919,884

Illustrative range of proceeds per CPR
                                              -----------------------------------------------------------------------
Certificate                                    $        7.06       $       0.96      $          -       $       1.89
                                              =======================================================================

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

         EXPENSES. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of December 31, 2002, $4.534 million had been advanced to the CPR Trust.

         Based on discussions with counsel to the Litigation and certain factors, including the fact that the Litigation commenced almost eight years ago and has involved extensive motion practice, discovery by the United States, and a trial on damages, the Litigation Trustees currently expect that there are sufficient funds available to the CPR Trust and the Payment Trust from Washington Mutual, Inc. to permit the trusts to fund their portion of the Litigation expenses, as well as the administrative and other expenses of the trusts.

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

         The motions also requested the court to amend its findings and judgment to incorporate the additional proven costs of the mitigation found by the court. Specifically, the plaintiffs alleged that they submitted evidence that they paid $54,126,972 in dividends on the 1992 preferred stock through March 31, 1999 and that they infused $35,338,988 into Bank United as common equity capital. In addition, the plaintiffs alleged that the trial record included evidence that plaintiffs were entitled to at least a 20 percent return on the $35,338,988 investment. Plaintiffs sought to reopen the trial record because Bank United continued to pay dividends on the 1992 preferred stock from March 31, 1999 through the end of 2000. Most of those dividends were paid after the trial, but before the date of the Court's opinion. Plaintiffs alleged that the record should be reopened to allow proof of those dividend payments and that the court's amended findings and judgment should incorporate them as well. The government opposed the plaintiffs' motions in their entirety. In appellate court briefs, the government stated that it was not challenging the trial court's award to plaintiffs of $4,884,283, the cost of mitigating the breach of the subordinated debt provision of the parties' contract.

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

         On November 12, 2002, the plaintiffs (or appellants) filed a combined
(a) reply brief on their appeal and (b) an opposing brief on the federal government's (defendant-cross appellant's) cross appeal with the U.S. Court of Appeals for the Federal Circuit.

         On November 27, 2002, the federal government (defendant-cross appellant) filed its reply brief on its cross appeal with the U.S. Court of Appeals for the Federal Circuit.

         In appellate court briefs, the government stated that it was not challenging the trial court's award to plaintiffs of $4,884,283, the cost of mitigating the breach of the subordinated debt provision of the parties' contract.

         The Trust has been notified that oral argument has been scheduled for May 7, 2003. The appeals court rules do not set deadlines for the court to decide cases.

         RELATED CASES. The Litigation is one of a number of cases filed against the United States in the U.S. Court of Federal Clams involving acquisitions of failed savings institutions and alleging that changes in regulatory capital calculation and capital regulations brought about by the Financial Institutions Reform Recovery and Enforcement Act constitute a breach of the contract between the acquiring institution and the federal government. Each of these cases presents facts that are specific to the parties to the litigation, and the plaintiffs in these cases allege diverse legal theories of damages. Several cases have been tried and most of those have reached the appellate court.

         The United States Court of Appeals for the Federal Circuit, which hears appeals from the United States Court of Federal Claims, has decided Glendale Federal Bank v. United States, California Federal Bank v. United States, Bluebonnet Savings Bank v. United States, Glass v. United States, Landmark Land Company v. United States, Coast Federal Bank v. United States, Castle v. United States, and LaSalle Talman Federal Bank v. United States.

         In Glendale, the Court of Appeals reversed the trial court's award of restitution damages and remanded the case for determination of Glendale's reliance damages. On remand, the trial court reaffirmed the previous award of $381 million in reliance damages, but denied further damages to plaintiffs. The government's motion for reconsideration is pending. Bank United did not seek reliance or restitution damages. Bank United sought to recover lost profits, or, in the alternative, the cost of raising new capital as a substitute for the promises breached by the government.

         In California Federal, the Court of Federal Claims granted summary judgment in favor of the United States on California Federal's lost profits claim. The Court of Appeals reversed and remanded the case for a trial on lost profits. In addition, the Court of Appeals affirmed the trial court's fact finding that California Federal's cost of replacing capital was limited to the transaction costs of replacing the goodwill phased out by FIRREA. Petitions for rehearing of California Federal were denied by the Court of Appeals and petitions for writ of certiorari to the U.S. Supreme Court by both parties were denied. The trial on lost profits concluded in late October 2002 and the court found that California Federal failed to prove lost profits. California Federal has appealed the trial court's decision to the Court of Appeals, and the government has cross-appealed.

         The Bluebonnet plaintiffs sought damages for additional borrowing costs caused by FIRREA. They did not seek lost profits. The Court of Federal Claims awarded plaintiffs no damages, because it found that they had not proved damages with reasonable certainty. The Court of Appeals affirmed in part and reversed in part. It found that some of the plaintiffs' additional borrowing costs were proved with reasonable certainty. The parties sought rehearing, which was denied. On remand from the Court of Appeals, the Court of Federal Claims awarded $136,075,000 to the Bluebonnet plaintiffs. The government has appealed this judgment with the Court of Appeals and the case was argued March 5, 2003.

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

         In Coast, the trial court, on motion for summary judgment, ruled that a $299 million capital credit granted Coast had to be amortized. This ruling foreclosed significant damages and Coast appealed. The Court of Appeals reversed in October 2002, holding that the capital credit did not have to be amortized, and remanded to the Court of Federal Claims for a determination of Coast's damages. The Court of Appeals subsequently granted rehearing en banc of the panel's decision. The en banc court reversed the panel, holding that the goodwill did not have to be amortized. The en banc court vacated the panel opinion and reinstated the judgment of the trial court.

         In Castle, the Court of Federal Claims awarded plaintiffs $15.1 million in restitution damages and rejected Castle's Fifth Amendment takings claim. The Court of Appeals reversed, holding that the contract documents did not require plaintiffs to contribute the $15.1 million to recapitalize the acquired thrift, that plaintiffs voluntarily contributed the $15.1, and that therefore they could not recover it as damages under a restitution theory. The Court affirmed the trial court holding on the takings theory. A petition for rehearing is pending in the Court of Appeals.

         In LaSalleTalman, the Court of Federal Claims awarded $5,000,000 in expenses related to the thrift's acquisition by an outside investor that was made necessary by the breach, but rejected further relief because it found that the thrift was better off in the years after the acquisition than the thrift would have been absent the breach, in part because of the beneficial effect on the thrift of significant additional capital infusions made by the investor after the initial acquisition that mitigated the breach. The Court of Appeals affirmed in part, but reversed and remanded for a calculation of damages based on the difference between the thrift's projected profits absent the breach and the thrift's post-breach profits, excluding the effect of the additional infusions that occurred after the breach was mitigated. A petition for rehearing is pending in the Court of Appeals.

         In Suess, the plaintiffs sought lost profits and restitution damages. The Court of Federal Claims rejected the lost profits claim on the ground that it was too speculative, because plaintiffs had failed to prove the profits the thrift would have made but for the breach. The court rejected the restitution claim as barred by the Court of Appeals decision in Glendale. The court fashioned its own damages award of $35 million, which was the market value of the thrift's stock the day before the FIRREA breach. Both sides have sought reconsideration.

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

         At the trial in the U.S. Court of Federal Claims, plaintiffs offered evidence in support of three alternative damages models. The first model calculated the plaintiffs' lost profits damages from the government's three breaches of contract relating to capital levels, subordinated debt, and goodwill. The damages calculated totaled $553,291,000. A second model calculated lost profits damages arising solely from the breach of the subordinated debt promise, which totaled $96,085,000. The third model calculated what the cost of raising substitute capital in 1989 to repair the government's three breaches would have been, which was calculated to be $117,227,000. In addition to any recovery under the alternative models, the plaintiffs sought recovery of $4,884,283 in out-of-pocket costs caused by the government's breach of the subordinated debt promise. In appellate court briefs, the government stated that it was not challenging the trial court's award to plaintiffs of that $4,884,283. As noted above, the court rejected plaintiffs' lost profits claims and plaintiffs' model for calculating the cost of substitute capital. The court held that plaintiffs fully mitigated the government's breach and that the plaintiffs were entitled to damages totaling $8,826,783 for the cost of mitigating the breach. Plaintiffs have filed post trial motions seeking to amend the findings and judgment of the court and sought an additional amount of mitigation damages exceeding $160,000,000. The court denied those motions. The final amount of costs, if any, has not been determined by the court.

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

         Legal expense, which is primarily comprised of third party attorney fees and costs, totaled $943,000 and $344,000 for the year ended December 31, 2002 and the period February 9, 2001 through December 31, 2001, respectively. The increase in legal expense is a result of more activity in the Litigation, including the post trial motions, the Bill of Costs, the appellate briefing, and related time and disbursements.

                          MANAGEMENT OF THE LITIGATION

         GENERAL. The Litigation Trustees are Salvatore A. Ranieri, a former director of Bank United Corp. and the former General Counsel of Bank United Corp.'s predecessor entities, and Jonathon K. Heffron, the former Executive Vice President, Chief Operating Officer and General Counsel of Bank United Corp. and Bank United. Messrs. Ranieri and Heffron both have knowledge of the facts underlying the Litigation. Mr. Ranieri is also the General Counsel of Hyperion Partners L.P. and he wholly owns and controls a general partner of the general partner of Hyperion Partners L.P. Messrs. Ranieri and Heffron have been involved in the prosecution of the Litigation to date. Under the Declaration of Trust for the CPR Trust and the Litigation Trustee Agreements, the Litigation Trustees have the sole and exclusive right to instruct Washington Mutual, Inc. with respect to all decisions regarding the prosecution of the Litigation. This right includes the right to direct Washington Mutual, Inc. to dismiss, settle, or cease prosecuting the Litigation and to control other aspects of the Litigation, such as hiring, firing, and supervising legal counsel. However, the Litigation Trustees may not cause Washington Mutual, Inc. or Washington Mutual Bank, FA to enter into any settlement agreement or other ruling or agreement as part of the resolution of the Litigation or a related Internal Revenue Service ruling if the agreement imposes any liability or obligation on Washington Mutual,

Inc. or any of its affiliates or adversely affects or restricts the conduct of its business or adversely affects its tax posture with respect to other matters, other than a standard settlement release relating only to the Litigation or other related claims that the plaintiffs could have brought immediately prior to the Washington Mutual, Inc. merger.

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

         INSTITUTIONAL TRUSTEE. The institutional trustee is Wachovia Bank, N.A. (successor to First Union Trust Company, National Association). Wachovia Bank, N.A. also serves as the paying agent, the transfer agent, and the certificate registrar for the Trust. In these capacities, the institutional trustee will, among other things, establish necessary bank accounts on behalf of the Trust, distribute the payment amount, if any, and other amounts to certificateholders, authenticate CPR certificates, resolve certificateholder transfer and other issues, and ensure the preservation of the Trust's valid existence under the laws of Delaware.

                          SUMMARY FINANCIAL INFORMATION

         The CPR Trust has no revenues other than interest income received on an interest earning bank account. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the year ended December 31, 2002, as well as the cash balance available to cover accrued but unpaid expenses (dollars in thousands):

                                                                 Year ended
                                                              December 31, 2002
                                                              -----------------
Cash balance at December 31, 2001                                 $     903
Deposits by WAMU during the period                                    2,007
Interest income                                                           4
                                                                  ---------
                                                                      2,914
Disbursements during the year
   Litigation trustee fees                                           (1,000)
   Insurance                                                             (9)
   Licenses, permits and filing fees                                    (15)
   Legal                                                             (1,089)
   Accounting and auditing fees                                         (89)
   Trust administration fees                                            (24)
   Financial printing                                                    (6)
   Office and other                                                     (51)
                                                                  ---------
   Total disbursements during the year                               (2,283)
                                                                  ---------

Cash or expense fund advances not used at December 31, 2002             631

Accrued expenses at December 31, 2002, excluding interest costs
   Legal                                                                (56)
   Accounting and auditing fees                                         (56)
   Office and other                                                     (16)
                                                                  ---------
   Total                                                               (128)
                                                                  ---------
Cash balance at December 31, 2002 available for future expenses   $     503
                                                                  =========

         In addition, $232,000 and $78,000 of expense was accrued during the year ended December 31, 2002 and from February 9, 2001 through December 31, 2001, for interest payable to Washington Mutual, Inc. on expense fund advances at a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Trustees
Bank United Corp. Litigation Contingent Payment Rights Trust:

We have audited the accompanying statements of financial condition of the Bank United Corp. Litigation Contingent Payment Rights Trust as of December 31, 2002, and the related statements of operations, changes in certificateholders' deficit and cash flows for the year ended December 31, 2002 and the period February 9, 2001 (date of commencement of operations) through December 31, 2001. These financial statements are the responsibility of the Litigation Trustees. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank United Corp. Litigation Contingent Payment Rights Trust as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and the period February 9, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas
March 7, 2003

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                        STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)


                                                                        At December 31,
                                                                    ----------------------
                                                                       2002         2001
                                                                    ---------    ---------
ASSETS
Cash (note 1)                                                       $     631    $     903
Accounts receivable (note 2)                                               15           47
Prepaid expenses                                                            1           21
                                                                    ---------    ---------
              Total assets                                          $     647    $     971
                                                                    =========    =========

LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 4)                                      $   4,534    $   2,527
Other liabilities (notes 4 and 7)                                         437          380
                                                                    ---------    ---------
              Total liabilities                                         4,971        2,907

Certificateholders' deficit (note 5)
Certificates, no par value, 38,919,884
     authorized, 38,716,528 issued and outstanding
     in 2002 and 36,485,346 issued and outstanding
     in 2001                                                               --           --
Accumulated deficit                                                    (4,324)      (1,936)
                                                                    ---------    ---------
              Total certificateholders' deficit                        (4,324)      (1,936)

                                                                    ---------    ---------
              Total liabilities and certificateholders' deficit     $     647    $     971
                                                                    =========    =========


                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                 Februrary 9,2001
                                                Year ended           through
                                             December 31, 2002   December 31, 2001
                                             -----------------   -----------------

REVENUE                                          $       4           $      --
                                                 ---------           ---------
EXPENSES
Litigation trustee fees (note 3)                    (1,000)             (1,000)
Insurance                                              (29)               (220)
Licenses, permits and filing fees                      (15)               (119)
Legal expense                                         (943)               (344)
Accounting and auditing fees                           (87)                (83)
Trust administration fees                              (25)                (29)
Financial printing expense                              (4)                (16)
Interest expense (note 4)                             (232)                (78)
Office and other                                       (57)                (47)
                                                 ---------           ---------
                                                    (2,392)             (1,936)
                                                 ---------           ---------

NET LOSS                                         $  (2,388)          $  (1,936)
                                                 =========           =========

NET LOSS PER CERTIFICATE (note 1)                $   (0.06)          $   (0.05)
                                                 =========           =========



                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

              STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS' DEFICIT
                             (dollars in thousands)

                                     Number of                       Accumulated      Certificateholders'
                                    Certificates     Certificates      Deficit             Deficit
                                    ------------     ------------    -----------      ------------------
Balance at February 9, 2001          33,327,707       $      --        $      --          $      --

Shares issued                         3,157,639              --               --                 --

Net loss                                     --              --           (1,936)            (1,936)

                                    -----------       ---------        ---------          ---------
Balance at December 31, 2001         36,485,346              --           (1,936)            (1,936)
                                    -----------       ---------        ---------          ---------

Shares issued                         2,231,182              --               --                 --

Net loss                                     --              --           (2,388)            (2,388)

                                    -----------       ---------        ---------          ---------
Balance at December 31, 2002         38,716,528       $      --        $  (4,324)         $  (4,324)
                                    -----------       ---------        ---------          ---------



                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                   February 9, 2001
                                                                                  Year ended             through
                                                                               December 31, 2002   December 31, 2001
                                                                               -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss .....................................................       $(2,388)             $(1,936)
                                                                                   -------              -------
              Adjustments to reconcile net loss to cash used in
                   operating activities
                          Decrease (increase) in other assets ..............            52                  (68)
                          Increase in other liabilities ....................            57                  380
                                                                                   -------              -------
              Total adjustments ............................................           109                  312
                                                                                   -------              -------
              Net cash used in operating activities ........................        (2,279)              (1,624)
                                                                                   -------              -------

CASH FLOWS FROM FINANCING ACTIVITIES
              Expense fund advances ........................................         2,007                2,527
                                                                                   -------              -------
              Net (decrease) increase in cash ..............................          (272)                 903
CASH AT BEGINNING OF PERIOD ................................................           903                   --
                                                                                   -------              -------
CASH AT END OF PERIOD ......................................................       $   631              $   903
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

         CASH

         Cash balances are held in noninterest earning accounts at Washington Mutual Bank, FA.

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

         NET LOSS PER CERTIFICATE

         The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (37,328,017 and 35,913,911 average certificates outstanding for the year ended December 31, 2002 and the period February 9, 2001 through December 31, 2001). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

         In October 2001, the court ruled that the plaintiffs are not entitled to any lost profits, but are entitled to recover mitigation costs of $8,826,783. In January 2002, the plaintiffs filed motions with the court asking it to (i) amend certain findings in its October 29, 2001 opinion and amend a judgement of January 8, 2002, (ii) reopen the record to receive additional documentary evidence, and (iii) reopen the record to admit additional evidence omitted from the trial record.

         In February and March 2002, the plaintiffs filed their Bill of Costs, seeking $437,978 in costs from the government. In February 2002, the federal government filed its opposition to the January 2002 motions filed by the plaintiffs. The government opposed the plaintiffs' motions in their entirety, as well as the Bill of Costs.

         On April 16, 2002, the court heard oral arguments on the January 2002 motions. Following oral arguments, the court denied plaintiffs' motions in their entirety.

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

         On November 12, 2002, the plaintiffs (or appellants) filed a combined
(a) reply brief on their appeal and (b) an opposing brief on the federal government's (defendant-cross appellant's) cross appeal with the U.S. Court of Appeals for the Federal Circuit.

         On November 27, 2002, the federal government (defendant-cross appellant) filed its reply brief on its cross appeal with the U.S. Court of Appeals for the Federal Circuit.

         In appellate court briefs, the government stated that it was not challenging the trial court's award to plaintiffs of $4,884,283, the cost of mitigating the breach of the subordinated debt provision of the parties' contract.

         The Trust has been notified that oral argument has been scheduled for May 7, 2003. The appeals court rules do not set deadlines for the court to decide cases.

         There can be no assurance as to the amount, if any, and type of damages that Washington Mutual, Inc. or Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) may recover after all appeal efforts have been exhausted. Further, it is possible that there will be no recovery in the Litigation.

         The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At December 31, 2002 and December 31, 2001, the CPR Trust had an outstanding receivable from Hyperion Partners L.P. totalling $15,340 and $47,279, which were current as to their payment terms.

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

         The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $231,806 and $77,677 was incurred for the year ended December 31, 2002 and the period February 9, 2001 through December 31, 2001. At December 31, 2002 and 2001, accrued interest payable due to Washington Mutual, Inc. was $309,483 and $77,677, respectively. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

         The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

5. CERTIFICATEHOLDERS' DEFICIT

         At December 31, 2002, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

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

         At December 31, 2002, 38,716,528 CPR Certificates had been issued and were outstanding as follows: 32,737,118 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,169,629 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At December 31, 2002, 199,802 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

7. OTHER LIABILITIES

         At December 31, 2002, other liabilities are principally comprised of various accrued expenses including interest costs, legal fees, and accounting and auditing fees.

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following is a summary of unaudited quarterly data for the year ended December 31,2002 and the period February 9, 2001 through December 31, 2001 (in thousands, except per share data).


Fiscal 2002
------------
                                              Quarter ended
                  ----------------------------------------------------------------
                        March 31,        June 30,    September 30,    December 31,       Year ended
                          2002             2002           2002            2002        December 31, 2002
                  ----------------------------------------------------------------------------------------
Net loss                 $ (618)         $ (792)        $ (464)         $ (514)          $ (2,388)
Net loss per
  certificate             (0.02)          (0.02)         (0.01)          (0.01)             (0.06)


Fiscal 2001
------------

                                                     Quarter ended
                                        --------------------------------------------
                     February 9, 2001    June 30,    September 30,    December 31,       February 9, 2001
                         through        --------------------------------------------       through
                      March 31, 2001       2001           2001            2001          December 31, 2001
                   ---------------------------------------------------------------------------------------
Net loss                  $ (416)        $ (483)        $ (448)         $ (589)             $ (1,936)
Net loss per
  certificate              (0.01)         (0.01)         (0.01)          (0.02)                (0.05)

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

ITEM 14. CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures

         The Litigation Trustees have reviewed and evaluated the effectiveness of the disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing of this annual report. Based on that evaluation, the Litigation Trustees have concluded that the current disclosure controls and procedures are effective in timely providing them with material information relating to the CPR Trust required to be disclosed in the reports filed or submitted under the Exchange Act.

         Changes in Internal Controls

         There have not been any significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Litigation Trustees are not aware of any significant deficiencies or material weaknesses; therefore no corrective actions were taken.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Reference is made to the exhibits attached to the Registration Statement on Form S-4 with respect to the CPR Certificates referred to in this document filed by the Trust with, and declared effective by, the SEC on January 9, 2001 (SEC File Number 333-49302).

Reports on Form 8-K

During the last quarter for which this report is filed, the registrant filed the following reports on Form 8-K:

         October 14, 2002, Item 5, Other Events. Press release announcing the September 30, 2002 filing of defendant's - cross appellant's opening brief with the U.S. Court of Appeals for the Federal Circuit.

         November 13, 2002, Item 5, Other Events. Press release announcing the November 12, 2002 filing of the plaintiffs'-appellants' combined (a) reply brief on their appeal and (b) an opposing brief on the defendant-cross appellant's cross appeal with the U.S. Court of Appeals for the Federal Circuit.

         December 4, 2002, Item 5, Other Events. Press release announcing the November 27, 2002 filing by the defendant-cross appellant of its reply brief on its cross appeal with the U.S. Court of Appeals for the Federal Circuit.

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


                                     BANK UNITED CORP. LITIGATION
                                     CONTINGENT PAYMENT RIGHTS TRUST

                                     By: /s/ Jonathon K. Heffron
                                        ---------------------------------
                                     Name:   Jonathon K. Heffron
                                     Title:  Litigation Trustee

                                     By: /s/ Salvatore A. Ranieri
                                        ---------------------------------
                                     Name:   Salvatore A. Ranieri
                                     Title:  Litigation Trustee

March 7, 2003

                                 CERTIFICATIONS

I, Jonathon K. Heffron, certify that:

1. I have reviewed this annual report on Form 10-K of Bank United Corp. Litigation Contingent Payment Rights Trust;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 7, 2003                                By: /s/ Jonathon K. Heffron
                                                ---------------------------
                                             Name:   Jonathon K. Heffron
                                             Title:  Litigation Trustee

I, Salvatore A. Ranieri, certify that:

1. I have reviewed this annual report on Form 10-K of Bank United Corp. Litigation Contingent Payment Rights Trust;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



March 7, 2003                              By: /s/ Salvatore A. Ranieri
                                              -------------------------------
                                           Name:   Salvatore A. Ranieri
                                           Title:  Litigation Trustee

                                 EXHIBIT INDEX


Exhibit No.                    Description
-----------                    -----------
   99.1               Certification of Litigation Trustee
   99.2               Certification of Litigation Trustee