Form 10-Q
period 2003-03-31
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2003-05-14
CIK 1127777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of April 23, 2003, there were 38,718,784 Contingent Payment Rights Certificates (no par value) outstanding.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                                      March 31, 2003
                                                                       (unaudited)                   December 31, 2002
                                                                      --------------                 -----------------
ASSETS
Cash (note 1)                                                         $          280                 $             631
Accounts receivable (note 2)                                                       2                                15
Prepaid expenses                                                                  17                                 1
                                                                      --------------                 -----------------
             Total assets                                             $          299                 $             647
                                                                      ==============                 =================

LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 4)                                        $        4,534                 $           4,534
Other liabilities (notes 4 and 7)                                                480                               437
                                                                      --------------                 -----------------
             Total liabilities                                                 5,014                             4,971

Certificateholders' deficit (note 5)
Certificates, no par value, 38,919,884
     authorized, 38,716,528 issued and outstanding
     in 2003 and in 2002                                                           -                                 -
Accumulated deficit                                                           (4,715)                           (4,324)
                                                                      --------------                 -----------------
             Total certificateholders' deficit                                (4,715)                           (4,324)

                                                                      --------------                 -----------------
             Total liabilities and certificateholders' deficit        $          299                 $             647
                                                                      ==============                 =================

                See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                  Three months ended       Three months ended
                                                                                    March 31, 2003           March 31, 2002
                                                                                  -------------------      ------------------
REVENUE
Interest income on bank account                                                       $          -            $          2
                                                                                      ------------            ------------

EXPENSES
Litigation trustee fees (note 3)                                                              (250)                   (250)
Insurance                                                                                        -                     (30)
Licenses, permits and filing fees                                                               (4)                     (4)
Legal expense (note 2)                                                                         (26)                   (243)
Accounting and auditing fees                                                                   (17)                    (22)
Trust administration fees                                                                       (6)                     (6)
Financial printing expense                                                                       -                      (1)
Interest expense (note 4)                                                                      (78)                    (45)
Office and other                                                                               (10)                    (19)

                                                                                      ------------            ------------
                                                                                              (391)                   (620)
                                                                                      ------------            ------------

NET LOSS                                                                              $       (391)           $       (618)
                                                                                      ============            ============

NET LOSS PER CERTIFICATE                                                              $      (0.01)           $      (0.02)
                                                                                      ============            ============

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
              STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS' DEFICIT
                                   (unaudited)
                             (dollars in thousands)

                                         Number of                                       Accumulated          Certificateholders'
                                       Certificates              Certificates              Deficit                  Deficit
                                       ------------              ------------            ------------         -------------------
Balance at December 31, 2001             36,485,346              $          -            $     (1,936)        $            (1,936)

Shares issued                                   692                         -                       -                           -

Net loss                                          -                         -                    (618)                       (618)

                                       ------------              ------------            ------------         -------------------
Balance at March 31, 2002                36,486,038              $          -            $     (2,554)        $            (2,554)
                                       ============              ============            ============         ===================

Balance at December 31, 2002             38,716,528              $          -            $     (4,324)        $            (4,324)

Shares issued                                     -                         -                       -                           -

Net loss                                          -                         -                    (391)                       (391)

                                       ------------              ------------            ------------         -------------------
Balance at March 31, 2003                38,716,528              $          -            $     (4,715)        $            (4,715)
                                       ============              ============            ============         ===================

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                              Three months ended            Three months ended
                                                                 March 31, 2003                March 31, 2002
                                                              ------------------            ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                 $             (391)           $             (618)
                                                              ------------------            ------------------

     Adjustments to reconcile net loss to cash used in
         operating activities
                 Increase in other assets                                     (3)                          (15)
                 Increase in other liabilities                                43                           136
                                                              ------------------            ------------------
     Total adjustments                                                        40                           121

                                                              ------------------            ------------------
     Net cash used in operating activities                                  (351)                         (497)
                                                              ------------------            ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Expense fund advances                                                     -                           329

                                                              ------------------            ------------------
     Net decrease in cash                                                   (351)                         (168)

CASH AT BEGINNING OF PERIOD                                                  631                           903
                                                              ------------------            ------------------

CASH AT END OF PERIOD                                         $              280            $              735
                                                              ==================            ==================

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

         The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 2002.

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

         NET LOSS PER CERTIFICATE

         The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (38,716,528 average certificates outstanding for the three months ended March 31, 2003 and 36,486,023 average certificates outstanding for the three months ended March 31,
2002). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

         On November 27, 2002, the federal government (defendant-cross appellant) filed a reply brief on its cross appeal with the U.S. Court of Appeals for the Federal Circuit.

         In appellant court briefs, the government stated that it was not challenging the trial court's award to plaintiffs of $4,884,283, the cost of mitigating the breach of the subordinated debt provision of the parties' contract.

         Oral argument took place on May 7, 2003 before a panel of Judges of the U.S. Court of Appeals for the Federal Circuit comprised of Chief Judge Haldane
R. Mayer, Judge Sharon Prost, and Judge Timothy B. Dyk. The case was submitted for decision following oral argument. The appeals court rules do not set deadlines for the court to decide cases.

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

The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At March 31, 2003 and December 31, 2002, the CPR Trust had an outstanding receivable from Hyperion Partners L.P. totalling $1,959 and $15,340, which were current as to their payment terms.

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

4.       EXPENSE FUND ADVANCES

         The CPR Trust has no revenues. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation under the Commitment Agreement, dated as of February 8, 2001, by and among Bank United Corp. (which subsequently became Washington Mutual, Inc.), the CPR Trust, and the Payment Trust (the "Commitment Agreement"). Washington Mutual, Inc. is obligated to advance amounts to pay expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees, and all administrative expenses. The maximum amount that Washington Mutual, Inc. is obligated to pay is $10 million, unless additional court proceedings are necessary, in which case Washington Mutual, Inc. is obligated to pay an additional $3 million. Advances funded by Washington Mutual, Inc. will be reimbursed to Washington Mutual, Inc. from any proceeds of the Litigation, before the payment of any amounts to the holders of CPR Certificates. Based on discussions with counsel to the Litigation and certain other factors, the Litigation Trustees believe that there are sufficient funds available to the CPR Trust from Washington Mutual, Inc. to permit the trust to fund its portion of the Litigation expenses, as well as administrative and other expenses of the trust.

         During April 2003, an expense fund advance of $198,585 was received from Washington Mutual, Inc. in order to fund expenses incurred during the quarter ending June 30, 2003.

         The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $78,253 and $44,687 was incurred during the three months ended March 31, 2003 and March 31, 2002. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

         The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington

Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

5.       CERTIFICATEHOLDERS' DEFICIT

         At March 31, 2003 and December 31, 2002, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

         In connection with the Washington Mutual, Inc. merger, Bank United Corp. also undertook a legal reorganization (the "Reorganization"), whereby each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate. Similarly, options to purchase Bank United Corp. common stock outstanding at that time, as well as the Bank United Corp. 8% Corporate Premium Income Equity Securities (which subsequently became the Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities or WM PIES) outstanding at that time were adjusted proportionately for purposes of receiving the appropriate number of CPR Certificates. In addition, an aggregate of 583,798 additional CPR Certificates were authorized to be issued to the Litigation Trustees.

         At March 31, 2003, 38,716,528 CPR Certificates had been issued and were outstanding as follows: 32,737,118 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,169,629 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At March 31, 2003, 199,802 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

7.       OTHER LIABILITIES

         At March 31, 2003, other liabilities is principally comprised of various accrued expenses including, interest costs, accounting and auditing fees, and legal fees.

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

         As a result of a reorganization, which was effected by means of a merger of Bank United Corp. with and into one of its wholly owned subsidiaries (the "Reorganization"), each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate, and appropriate and proportionate adjustments were made to options to purchase shares of Bank United Corp. common stock outstanding at that time and to Bank United Corp. 8% Corporate Premium Income Equity Securities (which subsequently became the Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities or WM PIES) outstanding at that time. In addition, an aggregate of 583,798 additional CPR Certificates were authorized to be issued to the Litigation Trustees. The Reorganization occurred immediately prior to the merger with Washington Mutual, Inc.

         At March 31, 2003, 38,716,528 CPR Certificates had been issued and were outstanding as follows: 32,737,118 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,169,629 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At March 31, 2003, 199,802 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

The "Commitment Amount" is equal to:

- all cash and non-cash proceeds actually received by Washington Mutual, Inc. and its affiliates under a final, nonappealable judgment or a final settlement of the Litigation,

-        less reimbursements to Washington Mutual, Inc.,

- plus any tax benefits to Washington Mutual, Inc., based on assumptions specified in the Commitment Agreement as to the deductibility of expenses.

         The reimbursements that Washington Mutual, Inc. may subtract from the Litigation proceeds are as follows:

- amounts paid by Washington Mutual, Inc. to the expense fund described below, plus interest,

- Washington Mutual, Inc.'s income tax liability resulting from the receipt of the Litigation proceeds, based on assumptions specified in the Commitment Agreement as to the taxability of such proceeds,

- damages actually suffered by Washington Mutual, Inc. and related parties as a result of any matter whatsoever brought by the holders of the CPR Certificates in their capacity as holders or any matter brought by another party relating to the trusts, the CPR Certificates and their distribution, the Litigation and any actions taken by the Litigation Trustees relating to the trusts other than any damages arising from Washington Mutual, Inc.'s breach of the Commitment Agreement, failure to deliver CPR Certificates when due or failure to deposit trust expenses advanced to the trusts,

- interest on any cash payment of taxes if proceeds are included in income of Washington Mutual, Inc. or Washington Mutual Bank, FA for federal income tax purposes in a taxable year prior to the year such proceeds are received in cash,

- any indemnification amounts provided to the Litigation Trustees under their Litigation Trustee Agreements, and

- expenses reasonably incurred by Washington Mutual, Inc. in connection with the liquidation of any non-cash proceeds.

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

         Following receipt of any amounts from the Payment Trust, the CPR Trust will pay such amounts to the holders of CPR Certificates:

         - reduced by the amount of any accrued but unpaid expenses payable by the CPR Trust, and

         - increased by the amount of any interest or income received by the CPR Trust on the amount received from the Payment Trust.

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

                                                      SCENARIO          SCENARIO          SCENARIO          SCENARIO
              EXAMPLE                                   ONE               TWO               THREE             FOUR
              -------                              --------------------------------------------------------------------
Assumed damage recovery                            $  558,000,000      $101,000,000     $  8,826,783      $ 170,900,000
                                                   ====================================================================

Portion of damage recovery payable to
Washington Mutual, Inc. (85% of total
recovery)                                          $  474,300,000      $ 85,850,000     $  7,502,766      $ 145,265,000

Assumed taxes                                        (184,218,120)      (33,344,140)      (2,914,074)       (56,420,926)
                                                   --------------------------------------------------------------------

Proceeds less assumed taxes                           290,081,880        52,505,860        4,588,692         88,844,074

Reimbursement of assumed expenses
to Washington Mutual, Inc.                            (13,000,000)      (13,000,000)     (13,000,000)       (13,000,000)

Assumed interest on advances from
Washington Mutual, Inc.                                (2,145,000)       (2,145,000)      (2,145,000)        (2,145,000)
                                                   --------------------------------------------------------------------

Net proceeds (shortfall)                           $  274,936,880      $ 37,360,860     $(10,556,308)     $  73,699,074

Maximum number of CPR Certificates
authorized and issuable pursuant to the
Reorganization                                         38,919,884        38,919,884       38,919,884         38,919,884

Illustrative range of proceeds per CPR
                                                   --------------------------------------------------------------------
Certificate                                        $         7.06      $       0.96     $          -      $        1.89
                                                   --------------------------------------------------------------------

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

         CERTAIN TAX MATTERS. The Reorganization and the merger with Washington Mutual, Inc. were each structured to qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code. However, receipt of the CPR Certificates by the former Bank United Corp. stockholders was treated as additional, taxable merger consideration to the stockholder for tax purposes in an amount equal to the fair market value of the CPR Certificates as of February 9, 2001. The Litigation Trustees believe that the fair market value on that date was $0.35 based on the average of the high and low trading prices of the CPR Certificates on the over-the-counter market on that date. The tax information returns provided to the Internal Revenue Service and the holders of CPR Certificates reflected this valuation. Receipt of CPR Certificates by holders of Bank United Corp. stock options and 8% Corporate Premium Income Equity Securities (which subsequently became the Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities or WM PIES) will be taxable based on the fair market value of the CPR Certificates at the time of receipt. CPR certificateholders are urged to consult with their tax advisor.

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

         EXPENSES. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of March 31, 2003, $4.534 million had been advanced to the CPR Trust.

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

         Oral argument took place on May 7, 2003 before a panel of Judges of the U.S. Court of Appeals for the Federal Circuit comprised of Chief Judge Haldane
R. Mayer, Judge Sharon Prost, and Judge Timothy B. Dyk. The case was submitted for decision following oral argument. The appeals court rules do not set deadlines for the court to decide cases.

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

         In Coast, the trial court, on motion for summary judgment, ruled that a $299 million capital credit granted Coast had to be amortized. This ruling foreclosed significant damages and Coast appealed. The Court of Appeals reversed in October 2002, holding that the capital credit did not have to be amortized, and remanded to the Court of Federal Claims for a determination of Coast's damages. The Court of Appeals subsequently granted rehearing en banc of the panel's decision. The en banc court reversed the panel, holding that the goodwill did not have to be amortized. The en banc court vacated the panel opinion and reinstated the judgment of the trial court. The case is concluded.

         In Castle, the Court of Federal Claims awarded plaintiffs $15.1 million in restitution damages and rejected Castle's Fifth Amendment takings claim. The Court of Appeals reversed, holding that the contract documents did not require plaintiffs to contribute the $15.1 million to recapitalize the acquired thrift, that plaintiffs voluntarily contributed the $15.1, and that therefore they could not recover it as damages under a restitution theory. The Court affirmed the trial court holding on the takings theory. Castle's petition for rehearing in the Court of Appeals was denied, and Castle is seeking certiorari in the Supreme Court of the United States.

         In LaSalleTalman, the Court of Federal Claims awarded $5,000,000 in expenses related to the thrift's acquisition by an outside investor that was made necessary by the breach, but rejected further relief because it found that the thrift was better off in the years after the acquisition than the thrift would have been absent the breach, in part because of the beneficial effect on the thrift of significant additional capital infusions made by the investor after the initial acquisition that mitigated the breach. The Court of Appeals affirmed in part, but reversed and remanded for a calculation of damages based on the difference between the thrift's projected profits absent the breach and the thrift's post-breach profits, excluding the effect of the additional infusions that occurred after the breach was mitigated. The government's petition for rehearing in the Court of Appeals was denied and the case has been remanded for further proceedings in the trial court.

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

         Legal expense, which is primarily comprised of third party attorney fees and costs, totaled $25,596 and $243,341 for the three months ended March 31, 2003 and March 31, 2002, respectively. The decrease in legal expense is a result of more activity in the Litigation during the year ago quarter relating to the post trial motions, the Bill of Costs, the appellate briefing, and related time and disbursements.

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

                          SUMMARY FINANCIAL INFORMATION

         The CPR Trust has no revenues. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the three months ended March 31, 2003, as well as the cash balance available to cover accrued but unpaid expenses (dollars in thousands):

                                                                              Three months ended
                                                                                March 31, 2003
                                                                              ------------------
                                                                                (unaudited)
Cash balance at December 31, 2002                                             $              631
Deposits by WAMU during the period                                                             -
                                                                              ------------------
                                                                                             631
Disbursements through period end
        Litigation trustee fees                                                             (250)
        Licenses, permits and filing fees                                                    (15)
        Legal                                                                                (54)
        Accounting and auditing fees                                                          (4)
        Trust administration fees                                                            (13)
        Office and other                                                                     (15)
                                                                              ------------------
        Total disbursements through period end                                              (351)
                                                                              ------------------

Cash or expense fund advances not used at period end                                         280

Accrued expenses at period end, excluding interest costs
        Legal                                                                                (14)
        Accounting and auditing fees                                                         (69)
        Financial printing                                                                    (3)
        Office and other                                                                      (6)
                                                                              ------------------
        Total                                                                                (92)
                                                                              ------------------

Cash balance at March 31, 2003 available for
        future expenses                                                       $              188
                                                                              ==================

         During April 2003, an expense fund advance of $198,585 was received from Washington Mutual, Inc. in order to fund expenses incurred during the quarter ending June 30, 2003.

         In addition, $78,253 of expense was accrued in other liabilities during the three months ended March 31, 2003 for interest payable to Washington Mutual, Inc. on expense fund advances, at a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

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

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits

99.1     Certification of Periodic Report by Litigation Trustee Jonathon K.
         Heffron.

99.2     Certification of Periodic Report by Litigation Trustee Salvatore A.
         Ranieri.

                  (b) Reports on Form 8-K

         During the quarter for which this report is filed, there were no reports on Form 8-K filed by the registrant.

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

Dated: May 8, 2003

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

Date: May 8, 2003                                  By: /s/ Jonathon K. Heffron
                                                       -----------------------
                                                   Name: Jonathon K. Heffron
                                                   Title: Litigation Trustee

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

Date: May 8, 2003                                 By: /s/ Salvatore A. Ranieri
                                                      --------------------------
                                                  Name: Salvatore A. Ranieri
                                                  Title: Litigation Trustee

                                  EXHIBIT INDEX

Exhibit No.                  Description
-----------                  -----------
   99.1            Certification of Periodic Report by
                   Litigation Trustee Jonathon K. Heffron.

   99.2            Certification of Periodic Report by
                   Litigation Trustee Salvatore A. Ranieri.