Form 10-Q
period 2003-06-30
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2003-08-13
CIK 1127777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
             (Exact name of registrant as specified in its charter)


            Delaware                                    76-6168223
            --------                                    ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   3200 Southwest Freeway, Suite 1001
             Houston, Texas                               77027
   ----------------------------------                     -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 5, 2003, there were 38,820,775 Contingent Payment Rights Certificates (no par value) outstanding.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                          PART I FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)


                                                                      June 30, 2003        December 31, 2002
                                                                       (unaudited)
                                                                    -----------------      -----------------
ASSETS
Cash (notes 1 and 4)                                                $               3      $             631
Accounts receivable (note 2)                                                       13                     15
Prepaid expenses                                                                   11                      1
                                                                    -----------------      -----------------
              Total assets                                          $              27      $             647
                                                                    =================      =================

LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 4)                                      $           4,732      $           4,534
Other liabilities (notes 4 and 7)                                                 545                    437
                                                                    -----------------      -----------------
              Total liabilities                                                 5,277                  4,971

Certificateholders' deficit (note 5)
Certificates, no par value, 38,919,884
     authorized, 38,814,522 issued and outstanding
     in 2003 and 38,716,528 in 2002                                                --                     --
Accumulated deficit                                                            (5,250)                (4,324)
                                                                    -----------------      -----------------
              Total certificateholders' deficit                                (5,250)                (4,324)

                                                                    -----------------      -----------------
              Total liabilities and certificateholders' deficit     $              27      $             647
                                                                    =================      =================


                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                    Three months ended    Three months ended    Six months ended       Six months ended
                                      June 30, 2003         June 30, 2002         June 30, 2003         June 30, 2002
                                    ------------------    ------------------    ------------------    ------------------
REVENUE
Interest income on bank account     $               --    $                1    $               --    $                3
                                    ------------------    ------------------    ------------------    ------------------


EXPENSES
Litigation trustee fees (note 3)                  (250)                 (250)                 (500)                 (500)
Insurance                                           --                     1                    --                   (29)
Licenses, permits and filing fees                   (4)                   (3)                   (7)                   (7)
Legal expense (note 2)                            (151)                 (449)                 (176)                 (692)
Accounting and auditing fees                       (21)                  (22)                  (38)                  (44)
Trust administration fees                           (6)                   (6)                  (12)                  (12)
Financial printing expense                          (3)                   (1)                   (3)                   (2)
Interest expense (note 4)                          (82)                  (51)                 (161)                  (95)
Office and other                                   (18)                  (12)                  (29)                  (32)
                                    ------------------    ------------------    ------------------    ------------------
                                                  (535)                 (793)                 (926)               (1,413)
                                    ------------------    ------------------    ------------------    ------------------
NET LOSS                            $             (535)   $             (792)   $             (926)   $           (1,410)
                                    ==================    ==================    ==================    ==================
NET LOSS PER CERTIFICATE            $            (0.01)   $            (0.02)   $            (0.02)   $            (0.04)
                                    ==================    ==================    ==================    ==================


                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
              STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS' DEFICIT
                                   (unaudited)
                             (dollars in thousands)



                                   Number of                              Accumulated     Certificateholders'
                                  Certificates       Certificates           Deficit            Deficit
                               -----------------   -----------------   -----------------  -------------------
Balance at December 31, 2001          36,485,346   $              --   $          (1,936)   $          (1,936)

Shares issued                                892                  --                  --                   --

Net loss                                      --                  --              (1,410)              (1,410)

                               -----------------   -----------------   -----------------    -----------------
Balance at June 30, 2002              36,486,238   $              --   $          (3,346)   $          (3,346)
                               =================   =================   =================    =================

Balance at December 31, 2002          38,716,528   $              --   $          (4,324)   $          (4,324)

Shares issued                             97,994                  --                  --                   --

Net loss                                      --                  --                (926)                (926)

                               -----------------   -----------------   -----------------    -----------------
Balance at June 30, 2003              38,814,522   $              --   $          (5,250)   $          (5,250)
                               =================   =================   =================    =================


                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                    Six months ended        Six months ended
                                                                      June 30 2003           June 30 2002
                                                                    -----------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss                                              $            (926)     $          (1,410)
                                                                    -----------------      -----------------

              Adjustments to reconcile net loss to cash used in
                   operating activities
                          Increase in other assets                                 (8)                  (321)
                          Increase in other liabilities                           108                     50
                                                                    -----------------      -----------------
              Total adjustments                                                   100                   (271)

                                                                    -----------------      -----------------
              Net cash used in operating activities                              (826)                (1,681)
                                                                    -----------------      -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
              Expense fund advances                                               198                    999

                                                                    -----------------      -----------------
              Net decrease in cash                                               (628)                  (682)

CASH AT BEGINNING OF PERIOD                                                       631                    903
                                                                    -----------------      -----------------

CASH AT END OF PERIOD                                               $               3      $             221
                                                                    =================      =================


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

         The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 2002 and its quarterly report on Form 10-Q for the three months ended March 31, 2003.

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

         NET LOSS PER CERTIFICATE

         The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (38,775,226 and 38,746,039 average certificates outstanding for the three and six months ended June 30, 2003, and 36,486,238 and 36,486,131 average certificates outstanding for the three and six months ended June 30, 2002). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

         On May 19, 2003, the plaintiffs (or appellants) filed a Motion for Leave to File a Post-Argument Clarification and their Post-Argument Clarification. The U.S. Court of Appeals for the Federal Circuit denied the motion by order dated May 28, 2003. No reasons were given for the denial.

         There can be no assurance as to the amount, if any, and type of damages that Washington Mutual, Inc. or Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) may recover after all appeal efforts have been exhausted. Further, it is possible that there will be no recovery in the Litigation.

         The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At June 30, 2003 and December 31, 2002, the CPR Trust had an outstanding receivable from Hyperion Partners L.P. totalling $13,380 and $15,340, which were current as to their payment terms.

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

         During July 2003, an expense fund advance of $465,798 was received from Washington Mutual, Inc. in order to fund expenses that will be incurred during the quarter ending September 30, 2003.

         The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $82,246 and $160,499 was incurred during the three and six months ended June 30, 2003, and $50,748 and $95,435 was incurred during the three and six months ended June 20, 2002. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

         The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

5.       CERTIFICATEHOLDERS' DEFICIT

         At June 30, 2003 and December 31, 2002, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

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

         At June 30, 2003, 38,814,522 CPR Certificates had been issued and were outstanding as follows: 32,737,118 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,267,623 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At June 30, 2003, 98,145 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

7.       OTHER LIABILITIES

         At June 30, 2003, other liabilities is principally comprised of various accrued expenses including, interest costs, accounting and auditing fees, and legal fees.

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

         At June 30, 2003, 38,814,522 CPR Certificates had been issued and were outstanding as follows: 32,737,118 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,267,623 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At June 30, 2003, 98,145 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

                                              SCENARIO           SCENARIO           SCENARIO           SCENARIO
Example                                         ONE                 TWO               THREE              FOUR
-------                                     -------------      -------------      -------------      -------------
Assumed damage recovery                     $ 558,000,000      $ 101,000,000      $   8,826,783      $ 170,900,000
                                            =============      =============      =============      =============
Portion of damage recovery payable to
Washington Mutual, Inc. (85% of total
recovery)                                   $ 474,300,000      $  85,850,000      $   7,502,766      $ 145,265,000

Assumed taxes                                (184,218,120)       (33,344,140)        (2,914,074)       (56,420,926)
                                            -------------      -------------      -------------      -------------
Proceeds less assumed taxes                   290,081,880         52,505,860          4,588,692         88,844,074

Reimbursement of assumed expenses
to Washington Mutual, Inc.                    (13,000,000)       (13,000,000)       (13,000,000)       (13,000,000)

Assumed interest on advances from
Washington Mutual, Inc.                        (2,145,000)        (2,145,000)        (2,145,000)        (2,145,000)
                                            -------------      -------------      -------------      -------------
Net proceeds (shortfall)                    $ 274,936,880      $  37,360,860      $ (10,556,308)     $  73,699,074

Maximum number of CPR Certificates
authorized and issuable pursuant to the
Reorganization                                 38,919,884         38,919,884         38,919,884         38,919,884
                                            -------------      -------------      -------------      -------------
Illustrative range of proceeds per CPR
Certificate                                 $        7.06      $        0.96      $          --      $        1.89
                                            =============      =============      =============      =============

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

         EXPENSES. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of June 30, 2003, $4.732 million had been advanced to the CPR Trust.

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

         On May 19, 2003, the plaintiffs (or appellants) filed a Motion for Leave to File a Post-Argument Clarification and their Post-Argument Clarification. The U.S. Court of Appeals for the Federal Circuit denied the motion by order dated May 28, 2003. No reasons were given for the denial.

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

         In Glendale, the Court of Appeals reversed the trial court's award of restitution damages and remanded the case for determination of Glendale's reliance damages. On remand, the trial court reaffirmed the previous award of $381 million in reliance damages, but denied further damages to plaintiffs. The government has appealed and Bank United expects Glendale to cross appeal. Bank United did not seek reliance or restitution damages. Bank United sought to recover lost profits, or, in the alternative, the cost of raising new capital as a substitute for the promises breached by the government.

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

         In Glass, the Court of Appeals reversed the lower court's award of restitution and damages on procedural grounds that are not at issue in the Litigation. It held that shareholders of the thrift, as third party beneficiaries, and the FDIC did not have standing to pursue their claims against the United States. The shareholders and FDIC filed petitions for rehearing, which were denied. On remand, the Court of Federal Claims denied plaintiffs direct claims and plaintiffs appealed. The Court of Appeals affirmed on a procedural ground and this case is concluded.

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

         In Castle, the Court of Federal Claims awarded plaintiffs $15.1 million in restitution damages and rejected Castle's Fifth Amendment takings claim. The Court of Appeals reversed, holding that the contract documents did not require plaintiffs to contribute the $15.1 million to recapitalize the acquired thrift, that plaintiffs voluntarily contributed the $15.1, and that therefore they could not recover it as damages under a restitution theory. The Court affirmed the trial court holding on the takings theory. Castle's petition for rehearing in the Court of Appeals was denied, and the Supreme Court of the United States denied certiorari. This case is concluded.

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

         Legal expense, which is primarily comprised of third party attorney fees and costs, totaled $150,724 and $176,320 for the three and six months ended June 30, 2003, and $448,285 and $691,626 for the three and six months ended June 30, 2002, respectively. The decrease in legal expense is a result of more activity in the Litigation during the previous year relating to the post trial motions, the Bill of Costs, the appellate briefing, and related time and disbursements.

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

                          SUMMARY FINANCIAL INFORMATION

         The CPR Trust has no revenues. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the six months ended June 30, 2003, as well as the cash balance available to cover accrued but unpaid expenses (dollars in thousands):

                                                                       Six months ended
                                                                         June 30, 2003
                                                                      ------------------
                                                                          (unaudited)
Cash balance at December 31, 2002                                     $              631
Deposits by WAMU during the period                                                   198
                                                                      ------------------
                                                                                     829
Disbursements through period end
        Litigation trustee fees                                                     (500)
        Licenses, permits and filing fees                                            (15)
        Legal                                                                       (221)
        Accounting and auditing fees                                                 (34)
        Trust administration fees                                                    (17)
        Office and other                                                             (39)
                                                                      ------------------
        Total disbursements through period end                                      (826)
                                                                      ------------------

Cash or expense fund advances not used at period end                                   3

Accrued expenses at period end, excluding interest costs
        Legal                                                                        (10)
        Accounting and auditing fees                                                 (59)
        Financial printing                                                            (3)
        Office and other                                                              (3)
                                                                      ------------------
        Total                                                                        (75)
                                                                      ------------------

Accrued expenses payable subsequent to June 30, 2003
        from future Washington Mutual, Inc. expense fund advances     $              (72)
                                                                      ==================

         During July 2003, an expense fund advance of $465,798 was received from Washington Mutual, Inc. in order to fund accrued expenses as of June 30, 2003, as well as expenses that will be incurred during the quarter ending September 30, 2003.

         Interest expense of $160,499 was accrued in other liabilities during the six months ended June 30, 2003, for interest payable to Washington Mutual, Inc. on expense fund advances, at a 7% interest rate thereon under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

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

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

                   (a)      Exhibits

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jonathon K. Heffron.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Salvatore A. Ranieri.

32.1   Certification of Periodic Report by Litigation Trustee Jonathon K.
       Heffron.

32.2   Certification of Periodic Report by Litigation Trustee Salvatore A.
       Ranieri.

                   (b)      Reports on Form 8-K

            During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:

1. June 3, 2003, Item 5, Other Events. Press release regarding the May 7, 2003 oral argument before the U.S. Court of Appeals for the Federal Circuit, as well as the subsequent order of the Appeals Court denying plaintiffs-appellants Motion for Leave to File a Post-Argument Clarification. The transcript of the oral argument, the motion filed by the plaintiffs-appellants, and the order denying clarification were attached as exhibits to this Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BANK UNITED CORP. LITIGATION
                                            CONTINGENT PAYMENT RIGHTS TRUST

                                            By:  /s/ Jonathon K. Heffron
                                                 ------------------------------
                                            Name:  Jonathon K. Heffron
                                            Title:  Litigation Trustee

                                            By:  /s/ Salvatore A. Ranieri
                                                 ------------------------------
                                            Name:  Salvatore A. Ranieri
                                            Title:  Litigation Trustee

Dated:  August 12, 2003

                               Index to Exhibits


Exhibit No.     Description
-----------     -----------
  31.1          Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                of 2002, signed by Jonathon K. Heffron.

  31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Salvatore A. Ranieri.

  32.1          Certification of Periodic Report by Litigation Trustee Jonathon
                K. Heffron.

  32.2          Certification of Periodic Report by Litigation Trustee Salvatore
                A. Ranieri.