Form 10-Q
period 2003-09-30
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2003-11-14
CIK 1127777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                  to                    .
                                    ----------------    -------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 11, 2003, there were 38,824,734 Contingent Payment Rights Certificates (no par value) outstanding.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                        STATEMENTS OF FINANCIAL CONDITION
                             (dollars in thousands)

                                                                     September 30, 2003
                                                                        (unaudited)            December 31, 2002
                                                                     ------------------        -----------------
ASSETS
Cash (note 1)                                                        $              312        $             631
Accounts receivable (note 2)                                                          3                       15
Prepaid expenses                                                                      6                        1
                                                                     ------------------        -----------------
              Total assets                                           $              321        $             647
                                                                     ==================        =================

LIABILITIES AND CERTIFICATEHOLDERS' DEFICIT
Expense fund advances (note 4)                                       $            5,349        $           4,534
Other liabilities (notes 4 and 7)                                                   625                      437
                                                                     ------------------        -----------------
              Total liabilities                                                   5,974                    4,971

Certificateholders' deficit (note 5)
Certificates, no par value, 38,919,884
     authorized, 38,823,339 issued and outstanding
     in 2003 and 38,716,528 in 2002                                                   -                        -
Accumulated deficit                                                              (5,653)                  (4,324)
                                                                     ------------------        -----------------
              Total certificateholders' deficit                                  (5,653)                  (4,324)

                                                                     ------------------        -----------------
              Total liabilities and certificateholders' deficit      $              321        $             647
                                                                     ==================        =================

                See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                      Three months ended    Three months ended    Nine months ended     Nine months ended
                                      September 30, 2003    September 30, 2002   September 30, 2003    September 30, 2002
                                      ------------------    ------------------   ------------------    ------------------
REVENUE
Interest income on bank account       $                -    $                1   $                -    $                4
                                      ------------------    ------------------   ------------------    ------------------

EXPENSES
Litigation trustee fees (note 3)                    (250)                 (250)                (750)                 (750)
Insurance                                              -                     -                    -                   (29)
Licenses, permits and filing fees                     (4)                   (4)                 (11)                  (11)
Legal expense (note 2)                               (10)                 (106)                (186)                 (798)
Accounting and auditing fees                         (21)                  (21)                 (59)                  (65)
Trust administration fees                             (6)                   (6)                 (18)                  (18)
Financial printing expense                            (2)                   (2)                  (6)                   (4)
Interest expense (note 4)                            (93)                  (64)                (253)                 (159)
Office and other                                     (17)                  (12)                 (46)                  (44)
                                      ------------------    ------------------   ------------------    ------------------
                                                    (403)                 (465)              (1,329)               (1,878)
                                      ------------------    ------------------   ------------------    ------------------

NET LOSS                              $             (403)   $             (464)  $           (1,329)   $           (1,874)
                                      ==================    ==================   ==================    ==================

NET LOSS PER CERTIFICATE              $            (0.01)   $            (0.01)  $            (0.03)   $            (0.05)
                                      ==================    ==================   ==================    ==================

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
              STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS' DEFICIT
                                   (unaudited)
                             (dollars in thousands)


                                           Number of                           Accumulated       Certificateholders'
                                         Certificates       Certificates         Deficit               Deficit
                                        --------------      ------------     ---------------     -------------------
Balance at December 31, 2001                36,485,346      $          -     $        (1,936)    $            (1,936)

Shares issued                                2,226,875                 -                   -                       -

Net loss                                             -                 -              (1,874)                 (1,874)

                                        --------------      ------------     ---------------     -------------------
Balance at September 30, 2002               38,712,221      $          -     $        (3,810)    $            (3,810)
                                        ==============      ============     ===============     ===================

Balance at December 31, 2002                38,716,528      $          -     $        (4,324)    $            (4,324)

Shares issued                                  106,811                 -                   -                       -

Net loss                                             -                 -              (1,329)                 (1,329)

                                        --------------      ------------     ---------------     -------------------
Balance at September 30, 2003               38,823,339      $          -     $        (5,653)    $            (5,653)
                                        ==============      ============     ===============     ===================

                 See accompanying notes to financial statements.

          BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                      Nine months ended     Nine months ended
                                                                      September 30, 2003    September 30, 2002
                                                                      ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
              Net loss                                                $           (1,329)   $           (1,874)
                                                                      ------------------    ------------------

              Adjustments to reconcile net loss to cash used in
                   operating activities
                          Decrease (increase) in other assets                          7                    31
                          (Decrease) increase in other liabilities                   188                   (43)
                                                                      ------------------    ------------------
              Total adjustments                                                      195                   (12)

                                                                      ------------------    ------------------
              Net cash used in operating activities                               (1,134)               (1,886)
                                                                      ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
              Expense fund advances                                                  815                 1,523

                                                                      ------------------    ------------------
              Net decrease in cash                                                  (319)                 (363)

CASH AT BEGINNING OF PERIOD                                                          631                   903
                                                                      ------------------    ------------------
CASH AT END OF PERIOD                                                 $              312    $              540
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

         The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

         These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust's annual report on Form 10-K for the year ended December 31, 2002 and its quarterly reports on Form 10-Q for the three months ended March 31, 2003 and the three and six months ended June 30, 2003.

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

         NET LOSS PER CERTIFICATE

         The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (38,822,921 and 38,771,948 average certificates outstanding for the three and nine months ended September 30, 2003, and 37,599,230 and 36,861,241 average certificates outstanding for the three and nine months ended September 30, 2002). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

         In February 2002, the federal government filed its opposition to the January 2002 motions filed by the plaintiffs. The government opposed the plaintiffs' motions in their entirety, as well as the Bill of Costs. The U.S. Court of Federal Claims has not yet ruled on the Bill of Costs and there is no deadline for it to do so.

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

         On September 22, 2003, the appeals court rendered its decision on the appeals. In a nonprecedential opinion, written by Judge Prost, the trial court decision was affirmed-in-part and reversed-in-part. In summary, the appeals court affirmed the trial court's rulings except for granting that part of defendant's cross appeal seeking reduction of the award to plaintiffs by $3,942,500. Thus, plaintiff's damages award has been reduced from $8,826,783 to $4,884,283.

           On November 5, 2003, the plaintiffs' filed a Petition for Rehearing (the "Petition") in the Appeals Court, seeking a rehearing by the panel and a rehearing by the full Appeals Court sitting en banc. Plaintiffs have sought a rehearing on that part of the Appeals Court decision regarding the amount of expectancy damages they are entitled to as a result of their mitigation efforts. Plaintiffs did not seek a rehearing of the Appeals Court's decision denying plaintiffs' lost profits and cost of substitute capital claims. The Appeals Court, either by the original or an en banc panel, may either grant or deny the Petition and may or may not ask the government to file a response to the Petition, and if the Appeals Court does so, it may thereafter grant or deny the Petition. There are no time requirements or limits on the Appeals Court's actions.

          There can be no assurance as to the amount, if any, and type of damages that Washington Mutual, Inc. or Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) may ultimately recover after all appeal efforts have been exhausted and a decision concerning the Bill of Costs has been rendered. Further, it is impossible to predict the total amount of any recovery available to be paid to the CPR certificateholders because any recovery in the Litigation could be less than the fees, costs, interest, taxes, and tax benefits associated with that recovery.

         The amount owed by the CPR Trust to Washington Mutual, Inc. at September 30, 2003 for expense fund advances exceeds the $4,884,283 award. If the Litigation were to terminate because of a decision by the appeals court to deny plaintiffs' petition for rehearing and a decision by the CPR Trust not to file a Writ of Certiorari ("Writ") to the Supreme Court of the United States of America, there would be no recovery to the CPR certificateholders because the eighty five percent (85%) share to the CPR Trust of the total recovery awarded by the appeals court (plus the amount of the Bill of Costs if it were awarded in full to plaintiffs) is less than the amount that would be owed by the CPR Trust to Washington Mutual, Inc. Similarly, there would be no recovery to the CPR certificateholders if the CPR Trust decided to file a Writ and the Supreme Court denied it. In summary, as has always been the case ever since the CPR certificates were first registered and issued, it is possible that there will be no recovery to the CPR certificateholders in the Litigation and that the CPR Certificates may be worthless.

         The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%.

The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At September 30, 2003 and December 31, 2002, the CPR Trust had an outstanding receivable from Hyperion Partners L.P. totalling $2,670 and $15,340, which was current as to its payment terms.

3.       LITIGATION TRUSTEE FEES

         The CPR Trust and the Litigation are managed by the two Litigation Trustees who have knowledge of the facts underlying the Litigation and who have previously served as general counsel to Bank United Corp. or its predecessor entities. In turn, the two Litigation Trustees each receive a $500,000 fee per year, for a term of three years, to be paid in quarterly installments. In addition, each of the Litigation Trustees received 291,899 CPR Certificates upon the formation of the CPR Trust. The Litigation Trustees have now been paid all of their quarterly installments. If either of the Litigation Trustees were to resign his position prior to the termination of the Litigation, he would forfeit the 291,899 CPR certificates awarded to him. Neither of the Litigation Trustees has any current intention to resign his position as a Litigation Trustee.

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

         The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $92,881 and $253,380 was incurred during the three and nine months ended September 30, 2003, and $63,525 and $158,960 was incurred during the three and nine months ended September 30, 2002. Outstanding advance balances owed to Washington Mutual, Inc. exceeded $5 million during the three months ended September 30, 2003, and such balances in excess of $5 million are accruing interest at 10% per annum. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

         The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

5.       CERTIFICATEHOLDERS' DEFICIT

         At September 30, 2003 and December 31, 2002, the certificateholders' deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

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

         At September 30, 2003, 38,823,339 CPR Certificates had been issued and were outstanding as follows: 32,743,371 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,270,187 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At September 30, 2003, 95,581 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

7.       OTHER LIABILITIES

         At September 30, 2003, other liabilities is principally comprised of various accrued expenses including, interest costs, accounting and auditing fees, and legal fees.

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

         At September 30, 2003, 38,823,339 CPR Certificates had been issued and were outstanding as follows: 32,743,371 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,270,187 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At September 30, 2003, 95,581 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

         By way of example only, the following illustrates the payment that would be made to the holders of CPR Certificates assuming (1) three separate damage recovery scenarios (i. an award of $4,884,283, the amount determined by the appeals court in its September 22, 2003, decision, ii. an award of $8,826,783, the amount of the trial court's judgment in favor of plaintiffs entered on January 8, 2002, and iii. an award of $170.9 million, the total amount of the court's judgment plus additional amounts that plaintiffs sought pursuant to their motions for amended findings and judgment and their Bill of Costs, which is the sole damages claim remaining in the Litigation), (2) a Washington Mutual, Inc. tax rate of 38.84%, (3) expense reimbursements to Washington Mutual, Inc. of $5.349 million as of September 30, 2003, and (4) interest in the amount of $562,863 payable as of September 30, 2003, to Washington Mutual, Inc. on the $5.349 million of expense advances, calculated in accordance with terms provided in the Commitment Agreement. The CPR Trust cannot make any assurances as to the possible recovery, if any, in the Litigation. Further, with respect to Scenario Three below, the CPR Trust notes that the appeals court would have to grant plaintiff's petition for rehearing, that there would, in all probability, be further proceedings in the trial court, that the amount of expense reimbursements and interest payable thereon would increase, and that the final award (following further probable appeals), if any, may be less than the amount sought by plaintiffs.

                                                                 SCENARIO        SCENARIO         SCENARIO
EXAMPLE                                                             ONE             TWO             THREE
-------                                                       -------------    -------------    -------------
Assumed damage recovery                                       $   4,884,283    $   8,826,783    $ 170,946,805
                                                              =============    =============    =============

Portion of damage recovery payable to
Washington Mutual, Inc. (85% of total
recovery)                                                     $   4,151,641    $   7,502,766    $ 145,304,784

Assumed taxes                                                    (1,612,497)      (2,914,074)     (56,436,378)
                                                              -------------    -------------    -------------

Proceeds less assumed taxes                                       2,539,144        4,588,692       88,868,406

Reimbursement of expenses
to Washington Mutual, Inc.                                       (5,348,610)      (5,348,610)      (5,348,610)

Interest on advances from
Washington Mutual, Inc.                                            (562,863)        (562,863)        (562,863)
                                                              -------------    -------------    -------------

Net proceeds (shortfall)                                      $  (3,372,329)   $  (1,322,781)   $  82,956,933

Maximum number of CPR Certificates
authorized and issuable pursuant to the
Reorganization                                                   38,919,884       38,919,884       38,919,884

                                                              -------------    -------------    -------------
Illustrative range of proceeds per CPR Certificate            $       (0.09)   $       (0.03)   $        2.13
                                                              -------------    -------------    -------------

         As discussed in Item 2. The Litigation (see above), on September 22, 2003, the appeals court reduced the plaintiffs' award from $8,826,783 to $4,884,283. The amount owed by the CPR Trust to Washington Mutual, Inc. at September 30, 2003 for expense fund advances exceeds the $4,884,283 award. If the Litigation were to terminate because of a decision by the appeals court to deny plaintiffs' petition for rehearing and a decision by the CPR Trust not to file a Writ of Certiorari ("Writ") to the Supreme Court of the United States of America, there would be no recovery to the CPR certificateholders because the eighty five percent (85%) share to the CPR Trust of the total recovery awarded by the appeals court (plus the amount of the Bill of Costs if it were awarded in full to plaintiffs) is less than the amount that would be owed by the CPR Trust to Washington Mutual, Inc. Similarly, there would be no recovery to the CPR certificateholders if the CPR Trust decided to file a Writ and the Supreme Court denied it. In summary, as has always been the case ever since the CPR certificates were first registered and issued, it is possible that there will be no recovery to the CPR certificateholders in the Litigation and that the CPR Certificates may be worthless.

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

         EXPENSES. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of September 30, 2003, $5.349 million had been advanced to the CPR Trust.

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

         On September 22, 2003, the appeals court rendered its decision on the appeals. In a nonprecedential opinion, written by Judge Prost, the trial court decision was affirmed-in-part and reversed-in-part. In summary, the appeals court affirmed the trial court's rulings except for granting that part of defendant's cross appeal seeking reduction of the award to plaintiffs by $3,942,500. Thus, plaintiff's damages award has been reduced from $8,826,783 to $4,884,283.

          On November 5, 2003, the plaintiffs' filed a Petition for Rehearing (the "Petition") in the Appeals Court, seeking a rehearing by the panel and a rehearing by the full Appeals Court sitting en banc. Plaintiffs have sought a rehearing on that part of the Appeals Court decision regarding the amount of expectancy damages they are entitled to as a result of their mitigation efforts. Plaintiffs did not seek a rehearing of the Appeals Court's decision denying plaintiffs' lost profits and cost of substitute capital claims. The Appeals Court, either by the original or an en banc panel, may either grant or deny the Petition and may or may not ask the government to file a response to the Petition, and if the Appeals Court does so, it may thereafter grant or deny the Petition. There are no time requirements or limits on the Appeals Court's actions.

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

         The United States Court of Appeals for the Federal Circuit, which hears appeals from the United States Court of Federal Claims, has decided Bank United
v. United States, Glendale Federal Bank v. United States, California Federal Bank v. United States, Bluebonnet Savings Bank v. United States, Glass v. United States, Landmark Land Company v. United States, Coast Federal Bank v. United States, Castle v. United States, and LaSalle Talman Federal Bank v. United States.

         In Glendale, the Court of Appeals reversed the trial court's award of restitution damages and remanded the case for determination of Glendale's reliance damages. On remand, the trial court reaffirmed the previous award of $381 million in reliance damages, but denied further damages to plaintiffs. The government has appealed and Glendale has cross appealed. Bank United did not seek reliance or restitution damages. Bank United sought to recover lost profits, or, in the alternative, the cost of raising new capital as a substitute for the promises breached by the government.

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

         The Bluebonnet plaintiffs sought damages for additional borrowing costs caused by FIRREA. They did not seek lost profits. The Court of Federal Claims awarded plaintiffs no damages, because it found that they had not proved damages with reasonable certainty. The Court of Appeals affirmed in part and reversed in part. It found that some of the plaintiffs' additional borrowing costs were proved with reasonable certainty. The parties sought rehearing, which was denied. On remand from the Court of Appeals, the Court of Federal Claims awarded $136,075,000 to the Bluebonnet plaintiffs, a sum it believed was mandated and the Court of Appeals vacated the lower court's judgment and remanded the case for the Court of Federal Claims to determine the proper damages after further proceedings. Bluebonnet has sought rehearing from the Federal Circuit.

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

         In LaSalleTalman, the Court of Federal Claims awarded $5,000,000 in expenses related to the thrift's acquisition by an outside investor that was made necessary by the breach, but rejected further relief because it found that the thrift was better off in the years after the acquisition than the thrift would have been absent the breach, in part because of the beneficial effect on the thrift of significant additional capital infusions made by the investor after the initial acquisition that mitigated the breach. The Court of Appeals affirmed in part, but reversed and remanded for a calculation of damages based on the difference between the thrift's projected profits absent the breach and the thrift's post-breach profits, excluding the effect of the additional infusions that occurred after the breach was mitigated. The government's petition for rehearing in the Court of Appeals was denied and the case has been remanded for further proceedings in the trial court. Discovery is proceeding and the case is set for trial in April 2004.

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

         The appeals court recently reduced the damages originally awarded to the plaintiff's from $8,826,783 to $4,884,283. On November 5, 2003, the plaintiffs' filed a Petition for Rehearing (the "Petition") in the Appeals Court, seeking a rehearing by the panel and a rehearing by the full Appeals Court sitting en banc. Plaintiffs have sought a rehearing on that part of the Appeals Court decision regarding the amount of expectancy damages they are entitled to as a result of their mitigation efforts. Plaintiffs did not seek a rehearing of the Appeals Court's decision denying plaintiffs' lost profits and cost of substitute capital claims. The Appeals Court, either by the original or an en banc panel, may either grant or deny the Petition and may or may not ask the government to file a response to the Petition, and if the Appeals Court does so, it may thereafter grant or deny the Petition. There are no time requirements or limits on the Appeals Court's actions.

         Until such time as all appeal efforts have been exhausted and a final determination has been rendered concerning the Bill of Costs, it is impossible to predict the total amount of any recovery available to be paid to the CPR certificateholders because any recovery in the Litigation could be less than the fees, costs, interest, taxes and tax benefits associated with that recovery. Finally, as noted above, it is possible there will be no recovery in the Litigation.

         Legal expense, which is primarily comprised of third party attorney fees and costs, totaled $9,710 and $186,031 for the three and nine months ended September 30, 2003, and $106,005 and $797,631 for the three and nine months ended September 30, 2002, respectively. The decrease in legal expense is a result of more activity in the Litigation during the previous periods relating to the appeals trial, the post trial motions, the Bill of Costs, the appellate briefing, and related time and disbursements.

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

         The Litigation Trustees have now been paid all of their quarterly installments. In addition, each of the Litigation Trustees received 291,899 CPR Certificates upon the formation of the CPR Trust. If either of the Litigation Trustees were to resign his position prior to the termination of the Litigation, he would forfeit the 291,899 CPR certificates awarded to him. Neither of the Litigation Trustees has any current intention to resign his position as a Litigation Trustee.

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

                           SUMMARY FINANCIAL INFORMATION

         The CPR Trust has no revenues. The CPR Trust's only source of funding for payment of expenses and operations is Washington Mutual, Inc.'s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the nine months ended September 30, 2003, as well as the cash balance available to cover accrued but unpaid expenses (dollars in thousands):

                                                             Nine months ended
                                                             September 30, 2003
                                                             ------------------
                                                                (unaudited)
Cash balance at December 31, 2002                            $              631
Deposits by WAMU during the period                                          815
                                                             ------------------
                                                                          1,446
Disbursements through period end
        Litigation trustee fees                                            (750)
        Licenses, permits and filing fees                                   (15)
        Legal                                                              (212)
        Accounting and auditing fees                                        (80)
        Trust administration fees                                           (21)
        Office and other                                                    (56)
                                                             ------------------
        Total disbursements through period end                           (1,134)
                                                             ------------------

Cash or expense fund advances not used at period end                        312

Accrued expenses at period end, excluding interest costs
        Legal                                                               (18)
        Accounting and auditing fees                                        (34)
        Financial printing                                                   (4)
        Office and other                                                     (6)
                                                             ------------------
        Total                                                               (62)
                                                             ------------------
Cash held at September 30, 2003 available for future
        expenses                                             $              250
                                                             ==================


         Interest expense of $253,380 was accrued in other liabilities during the nine months ended September 30, 2003, for interest payable to Washington Mutual, Inc. on expense fund advances, at an interest rate provided for under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

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

ITEM 1 . LEGAL PROCEEDINGS

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

32.1     Certification of Periodic Report by Litigation Trustee Jonathon K.
         Heffron.

32.2     Certification of Periodic Report by Litigation Trustee Salvatore A.
         Ranieri.

         (b)      Reports on Form 8-K

         During the quarter for which this report is filed, the following reports on Form 8-K were filed by the registrant:

1. September 23, 2003, Item 5, Other Events. Press release regarding certain matters, including the September 22, 2003 opinion of the U.S. Court of Appeals for the Federal Circuit affirming-in-part and reversing-in-part the trial court's rulings, resulting among other things in a reduction in the plaintiff's damages award from $8,826,783 to $4,884,283.

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

                                                BANK UNITED CORP. LITIGATION
                                                CONTINGENT PAYMENT RIGHTS TRUST

                                                By: /s/ Jonathon K. Heffron
                                                    ---------------------------
                                                Name: Jonathon K. Heffron
                                                Title: Litigation Trustee

                                                By: /s/ Salvatore A. Ranieri
                                                    ---------------------------
                                                Name: Salvatore A. Ranieri
                                                Title: Litigation Trustee

Dated: November 14, 2003

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                      DESCRIPTION
31.1              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002, signed by Jonathon K. Heffron.

31.2              Certification Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002, signed by Salvatore A. Ranieri.

32.1              Certification of Periodic Report by Litigation Trustee
                  Jonathon K. Heffron.

32.2              Certification of Periodic Report by Litigation Trustee
                  Salvatore A. Ranieri.