Form 10-K
period 2003-12-31
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2004-03-15
CIK 1127777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

Commission File Number 0-32301

Bank United Corp. Litigation Contingent Payment Rights Trust

(Exact name of registrant as specified in its charter)

Delaware	76-6168223

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3200 Southwest Freeway, Suite 1001 Houston, Texas	77027

(Address of principal executive offices)	(Zip code)

(713) 543-6958

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

None	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. At March 3, 2004, there were 37,595,902 Contingent Payment Rights Certificates (no par value) outstanding, and the aggregate market value of the Contingent Payment Rights Certificates held by non-affiliates of the registrant on that date, calculated by reference to the closing price of the Contingent Payment Rights Certificates on that date, was $5,639,385. For purposes of this calculation, Contingent Payment Rights Certificates owned by the Litigation Trustees have been treated as owned by affiliates of the registrant, although such treatment is not an admission of the affiliate status of any such person.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

TABLE OF CONTENTS, CONTINUED

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	34
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	34
ITEM 14.	CONTROLS AND PROCEDURES	35
PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	35
SIGNATURES
CERTIFICATIONS

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

PART I

ITEM 1.     BUSINESS

     The information required by this Item is set forth under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.

ITEM 2.     PROPERTIES

     Office space for the principal executive offices of the Bank United Corp. Litigation Contingent Payment Rights Trust (the “CPR Trust”) is provided by Washington Mutual, Inc., or an affiliate thereof, pursuant to the terms of the Commitment Agreement, dated as of February 8, 2001, by and among Bank United Corp. (which subsequently became Washington Mutual, Inc.), the CPR Trust, and the Payment Trust (the “Commitment Agreement”). This office space is provided at no cost to the CPR Trust.

ITEM 3.     LEGAL PROCEEDINGS

     The Registrant has no litigation currently pending. For a discussion of the litigation in which the CPR Trust has an interest, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Contingent Payment Rights (the “CPR”) Certificates are listed on the NASDAQ National Market System under the symbol BNKUZ. On January 23, 2004, there were 170 shareholders of record of the CPR Certificates. The majority of the CPR Certificates are held in “street name” by nominees for the beneficial owners.

     The high and the low certificate prices by quarter for the years ended December 31, 2003 and 2002 were as follows:

Year Ended December 31, 2003

	High	Low

First quarter	$0.14	$0.09
Second quarter	0.17	0.07
Third quarter	0.13	0.03
Fourth quarter	0.39	0.04

Year Ended December 31, 2002

	High	Low

First quarter	$0.19	$0.07
Second quarter	0.14	0.07
Third quarter	0.10	0.05
Fourth quarter	0.12	0.04

     There were no dividends declared or paid on the CPR Certificates for the years ended December 31, 2003 or 2002. For a description of the CPR Certificates, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – General.

ITEM 6. SELECTED FINANCIAL DATA

     See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Summary Financial Information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The CPR Trust is a statutory business trust created under Delaware law on November 2, 2000. Bank United Corp. created the CPR Trust in connection with its merger, which was completed on February 9, 2001, with and into Washington Mutual, Inc. The assets of the CPR Trust consist primarily of the right to receive a portion of any proceeds received by Washington Mutual, Inc. (as successor to Bank United Corp.) and by Washington Mutual Bank, FA (as successor to Bank United) in any judgment or settlement in the forbearance litigation (the “Litigation”) against the United States described below under “The Litigation”. The Registration Statement on Form S-4 with respect to the CPR Certificates referred to in this document was filed by the CPR Trust with, and declared effective by, the Securities and Exchange Commission (the “SEC”) on January 9, 2001 (SEC File Number 333-49302) (the “Prospectus”).

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

     As a result of a reorganization, which was effected by means of a merger of Bank United Corp. with and into one of its wholly owned subsidiaries (the “Reorganization”), each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate, and appropriate and proportionate adjustments were made to options to purchase shares of Bank United Corp. common stock outstanding at that time and to Bank United Corp. 8% Corporate Premium Income Equity Securities (which subsequently became the Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities or WM PIES) outstanding at that time. In addition, an aggregate of 583,798 additional CPR Certificates were authorized to be issued to the Litigation Trustees. The Reorganization occurred immediately prior to the merger with Washington Mutual, Inc.

     At December 31, 2003, 38,814,022 CPR Certificates had been issued and were outstanding as follows: 32,743,289 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,260,952 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES, and 583,798 CPR Certificates issued to the Litigation Trustees. At December 31, 2003, 104,821 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

     Bank United Corp. also created the Bank United Corp. Payment Rights Trust (the “Payment Trust”) in connection with the Washington Mutual, Inc. merger to manage the payment of any proceeds from Washington Mutual, Inc. to the CPR Trust. The Payment Trust will receive the applicable portion of any recovery in the Litigation from Washington Mutual, Inc. The Payment Trust will make payments to the CPR Trust from time to time following the receipt of any recovery amount, after certain adjustments described in the Prospectus.

     The payment rights of the trusts are governed by the Declaration of Trust of the CPR Trust, the Declaration of Trust of the Payment Trust and the Commitment Agreement, dated as of February 8, 2001, by and among Bank United Corp. (which subsequently became Washington Mutual, Inc.), the CPR Trust, and the Payment Trust (the “Commitment Agreement”).

     Under the Commitment Agreement, Washington Mutual, Inc. is obligated to pay to the Payment Trust from time to time an amount equal to the Commitment Amount plus interest less taxes on that interest.

     The “Commitment Amount” is equal to:

•	all cash and non-cash proceeds actually received by Washington Mutual, Inc. and its affiliates under a final, nonappealable judgment or a final settlement of the Litigation,

•	less reimbursements to Washington Mutual, Inc.,

•	plus any tax benefits to Washington Mutual, Inc., based on assumptions specified in the Commitment Agreement as to the deductibility of expenses.

     The reimbursements that Washington Mutual, Inc. may subtract from the Litigation proceeds are as follows:

•	amounts paid by Washington Mutual, Inc. to the expense fund described below, plus interest,

•	Washington Mutual, Inc.’s income tax liability resulting from the receipt of the Litigation proceeds, based on assumptions specified in the Commitment Agreement as to the taxability of such proceeds,

•	damages actually suffered by Washington Mutual, Inc. and related parties as a result of any matter whatsoever brought by the holders of the CPR Certificates in their capacity as holders or any matter brought by another party relating to the trusts, the CPR Certificates and their distribution, the Litigation and any actions taken by the Litigation Trustees relating to the trusts other than any damages arising from Washington Mutual, Inc.’s breach of the Commitment Agreement, failure to deliver CPR Certificates when due or failure to deposit trust expenses advanced to the trusts,

•	interest on any cash payment of taxes if proceeds are included in income of Washington Mutual, Inc. or Washington Mutual Bank, FA for federal income tax purposes in a taxable year prior to the year such proceeds are received in cash,

•	any indemnification amounts provided to the Litigation Trustees under their Litigation Trustee Agreements, and

•	expenses reasonably incurred by Washington Mutual, Inc. in connection with the liquidation of any non-cash proceeds.

     The Payment Trust will pay any amounts it receives from Washington Mutual, Inc. promptly to the CPR Trust after deducting any amounts withdrawn by Washington Mutual, Inc. to cover taxes arising solely from its ownership of the Payment Trust. The amount that the Payment Trust forwards to the CPR Trust will be increased by any after tax interest earned on the Commitment Amount.

     Following receipt of any amounts from the Payment Trust, the CPR Trust will pay such amounts to the holders of CPR Certificates:

•	reduced by the amount of any accrued but unpaid expenses payable by the CPR Trust, and

•	increased by the amount of any interest or income received by the CPR Trust on the amount received from the Payment Trust.

     In addition, the amount payable to CPR certificateholders will be reduced by the retained amount, which is $1.0 million or such greater amount as the Litigation Trustees reasonably determine to be necessary to cover all expenses and claims of the CPR Trust that may be incurred or arise after amounts payable under the Commitment Agreement have been paid in full and to satisfy the trust’s indemnification obligations. The retained amount will be retained for a period of one year or longer as reasonably determined by the Litigation Trustees. The CPR Trust will invest the retained amount in certain designated types of investments until the expiration of the retained amount period, subject to use of those funds to pay trust expenses.

     Each CPR Certificate will entitle the holder to receive a fraction (equal to one divided by the total number of CPR Certificates outstanding) of the total amount payable to the holders of the CPR Certificates.

     By way of example only, the following illustrates the payment that would be made to the holders of CPR Certificates assuming (1) three separate damage recovery scenarios (i. an award of $4,884,283, the amount determined by the United States Court of Appeals for the Federal Circuit (the Appeals Court) in its September 22, 2003, decision, ii. an award of $8,826,783, the amount of the trial court’s judgment in favor of plaintiffs entered on January 8, 2002, and iii. an award of $170.9 million, the total amount of the court’s judgment plus additional amounts that plaintiffs sought pursuant to their motions for amended findings and judgment and their Bill of Costs, which is the sole damages claim remaining in the Litigation), (2) a Washington Mutual, Inc. tax rate of 38.84%, (3) expense reimbursements to Washington Mutual, Inc. of $5.492 million as of December 31, 2003, and (4) interest in the amount of $660,496 payable as of December 31, 2003, to Washington Mutual, Inc. on the $5.492 million of expense advances, calculated in accordance with terms provided in the Commitment Agreement. The CPR Trust cannot make any assurances as to the possible recovery, if any, in the Litigation. Further, with respect to Scenario Three below, the CPR Trust notes that (i) it would have to decide to Petition the Supreme Court of the United States for a Writ of Certiorari and be successful, (ii) the Litigation would have to be remanded by the Supreme Court either to the Appeals Court or the Trial Court for further proceedings, (iii) the amount of expense reimbursements and interest payable thereon would increase, and (iv) the final award (following further probable appeals), if any, could be less than the amount sought by plaintiffs.

	Scenario	Scenario	Scenario
Example	One	Two	Three

Assumed damage recovery	$4,884,283	$8,826,783	$170,946,805

Portion of damage recovery payable to Washington Mutual, Inc. (85% of total recovery)	$4,151,641	$7,502,766	$145,304,784
Assumed taxes	(1,612,497)	(2,914,074)	(56,436,378)

Proceeds less assumed taxes	2,539,144	4,588,692	88,868,406
Reimbursement of expenses to Washington Mutual, Inc.	(5,491,684)	(5,491,684)	(5,491,684)
Interest on advances from Washington Mutual, Inc.	(660,496)	(660,496)	(660,496)

Net proceeds (shortfall)	$(3,613,036)	$(1,563,488)	$82,716,226
Maximum number of CPR Certificates authorized and issuable pursuant to the Reorganization	38,919,884	38,919,884	38,919,884

Illustrative range of proceeds per CPR Certificate	$—	$—	$2.13

     As discussed below in The Litigation, on September 22, 2003, the appeals court reduced the plaintiffs’ award from $8,826,783 to $4,884,283. On December 12, 2003, the appeals court denied the plaintiffs’ November 5, 2003 petition for rehearing, thereby determining the final award of $4,884,283 to the plaintiffs. The amount owed by the CPR Trust to Washington Mutual, Inc. at December 31, 2003 for expense fund advances exceeds the $4,884,283 award. If the Litigation were to terminate because of a decision by the CPR Trust not to file a Writ of Certiorari (“Writ”) to the Supreme Court of the United States of America, there would be no recovery to the CPR certificateholders because the eighty five percent (85%) share to the CPR Trust of the total recovery awarded by the appeals court (plus the amount of the Bill of Costs if it were awarded in full to plaintiffs) is less than the amount that would be owed by the CPR Trust to Washington Mutual, Inc. Similarly, there would be no recovery to the CPR certificateholders if the CPR Trust decided to file a Writ and the Supreme Court denied it. In summary, as has always been the case ever since the CPR certificates were first registered and issued, it is possible that there will be no recovery to the CPR certificateholders in the Litigation and that the CPR Certificates may be worthless.

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

     Certain Tax Matters. The Reorganization and the merger with Washington Mutual, Inc. were each structured to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code. However, receipt of the CPR Certificates by the former Bank United Corp. stockholders was treated as additional, taxable merger consideration to the stockholder for tax purposes in an amount equal to the fair market value of the CPR Certificates as of February 9, 2001. The Litigation Trustees believe that the fair market value on that date was $0.35 based on the average of the high and low trading prices of the CPR Certificates on the over-the-counter market on that date. The tax information returns provided to the Internal Revenue Service and the holders of CPR Certificates reflect this valuation. Receipt of CPR Certificates by holders of Bank United stock options and 8% Corporate Premium Income Equity Securities will be taxable based on the fair market value of the CPR Certificates at the time of receipt. CPR certificateholders are urged to consult with their tax advisor.

     Tax Returns The CPR Trust is treated as a grantor trust for federal income tax purposes. Income resulting from payments received by the CPR Trust is required to be reported for federal income tax purposes by certificateholders. The CPR Trust is required to file Form 1041, U.S. Income Tax Return for Estates and Trusts, and provide the grantors with an information statement reporting their portion of the Trust’s income/loss.

     Expenses. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of December 31, 2003, $5.492 million had been advanced to the CPR Trust.

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

     The CPR Trust may issue CPR Certificates to raise funds to pay expenses. The CPR Trust is also authorized to borrow additional funds for the sole purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of Washington Mutual, Inc.’s. funding obligations, it will deduct the amount of those expenses from the amount payable to the holders of CPR Certificates.

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

     As a result of Bank United Corp.’s original acquisition of certain of the assets and liabilities of United Savings Association of Texas in 1988, the Federal Home Loan Bank Board approved a forbearance letter issued on February 15, 1989. Under the terms of the forbearance letter, the Federal Savings and Loan Insurance Corporation agreed to waive or forbear from enforcing certain regulatory provisions concerning capital requirements, liquidity requirements, accounting requirements and other matters. After the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 (the “Act”), the Office of Thrift Supervision took the position that the capital standards set forth in the Act applied to all savings institutions, including those institutions that had been operating under previously granted capital and accounting forbearances, and that the Act eliminated those forbearances.

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

     In March 1999, the U.S. Court of Federal Claims granted the plaintiffs’ motion for summary judgment on the issue of liability and held that the United States was liable. On August 5, 1999, the court denied a motion for summary judgment filed by the United States in which the United States asserted that the plaintiffs’ claims for lost profits damages were too speculative to permit recovery. The case proceeded to trial on the amount of damages on September 13, 1999. The evidentiary phase of the damages case ended on October 21, 1999. The parties submitted post-trial briefs followed by closing argument on February 7, 2000.

     In April 2001, the court issued two procedural orders in the Litigation. On April 6, the court ordered publication of the March 1999 opinion granting summary judgment to Bank United Corp. and Bank United on the issue of liability. Because of an apparent oversight, the opinion had not been published earlier. On April 17, 2001 the court granted the government’s unopposed motion for leave to file the opinion issued by the Appeals Court in California Federal Bank vs. United States (discussed below) as supplemental authority in the Litigation.

     In an Opinion and Order dated October 29, 2001, the court rejected plaintiffs’ lost profits claims and plaintiffs’ model for calculating the cost of substitute capital. The court held that plaintiffs fully mitigated the government’s breach and that the plaintiffs were entitled to damages totaling $8,826,783 for the cost of mitigating the breach. The amount awarded included $4,884,283 for the cost of mitigating the breach of the subordinated debt provision of the parties’ contract and $3,942,500 of transaction costs (comprised of commissions and fees) paid when Bank United issued 3,420,000 shares of preferred stock at a dividend rate of 10.12 percent to obtain $85,500,000 of equity capital in December 1992. The court also ruled that plaintiffs further mitigated the government’s breach by various other infusions of capital into Bank United, including a $4,200,000 infusion in 1990, a $15,000,000 infusion later in 1990, and a $16,138,988 infusion in 1991, totaling $35,338,988. In connection with those infusions, the court held that the plaintiffs would have been entitled to any proven costs incurred in connection with these mitigation infusions of capital, but stated that no evidence of costs related to such additional infusions was presented. Finally, the court awarded costs to plaintiffs.

     The court entered judgment in the case on January 8, 2002, consistent with its previously issued Opinion and Order.

     On January 23, 2002, the plaintiffs filed motions with the court asking it to (i) amend certain findings in its October 29, 2001 opinion and amend the judgment of January 8, 2002, (ii) reopen the record to receive additional documentary evidence, and (iii) reopen the record to admit additional evidence omitted from the trial record. The plaintiffs’ motions alleged that the court’s findings and judgment did not take into account undisputed evidence in the trial record relating to the costs of the mitigation found by the court. The plaintiffs alleged that the trial record contained evidence of the dividends paid to investors through March 1999 on the $85,500,000 of preferred stock Bank United issued in 1992, the $35,338,988 infused by plaintiffs into Bank United as common equity capital in 1990 and 1991, and the return plaintiffs should have made on that capital.

     The motions also requested the court to amend its findings and judgment to incorporate the additional proven costs of the mitigation found by the court. Specifically, the plaintiffs alleged that they submitted evidence that they paid $54,126,972 in dividends on the 1992 preferred stock through March 31, 1999 and that they infused $35,338,988 into Bank United as common equity capital. In addition, the plaintiffs alleged that the trial record included evidence that plaintiffs were entitled to at least a 20 percent return on the $35,338,988 investment. Plaintiffs sought to reopen the trial record because Bank United continued to pay dividends on the 1992 preferred stock from March 31, 1999 through the end of 2000. Most of those dividends were paid after the trial, but before the date of the Court’s opinion. Plaintiffs alleged that the record should be reopened to allow proof of those dividend payments and that the court’s amended findings and judgment should incorporate them as well. The government opposed the plaintiffs’ motions in their entirety. In appellate court briefs, the government stated that it was not challenging the trial court’s award to plaintiffs of $4,884,283, the cost of mitigating the breach of the subordinated debt provision of the parties’ contract.

     On February 7, 2002, and March 7, 2002, plaintiffs submitted their Bill of Costs, seeking $437,978 in costs from the government. On February 21, 2002, the government filed an opposition to the plaintiffs’ Bill of Costs, requesting the court to deny plaintiffs any award of costs. The Bill of Costs and opposition are pending before the court, and it is unknown (i) whether the court will request further briefing or oral argument on the Bill of Costs, (ii) when the court will decide the Bill of Costs, and (iii) what amount of costs, if any, the court will award to plaintiffs. The rules of the Court of Federal Claims do not impose any deadline on the court for ruling on the Bill of Costs.

     On April 16, 2002, the court heard oral arguments on the January 23, 2002 motions. Following oral arguments, the court denied plaintiffs’ motions in their entirety.

     On June 14, 2002, the plaintiffs filed a Notice of Appeal to the Appeals Court, appealing any and all rulings, orders, and judgments rendered by the court to date against the plaintiffs. These adverse rulings include the October 29, 2001 ruling that the plaintiffs were not entitled to any lost profits damages and the April 16, 2002 denial of certain motions made by the plaintiffs.

     On June 19, 2002, the case was docketed by the Appeals Court.

     On June 26, 2002, the government filed a Notice of Appeal to the Appeals Court, appealing the final judgment of the U.S. Court of Federal Claims, including (1) the court’s granting summary judgment for the plaintiffs on the issue of liability against the government, (2) the court’s refusal to deny modification of that decision, and (3) the court’s October 29, 2001 decision.

     On August 19, 2002, the plaintiffs (or appellants) filed their opening brief with the Appeals Court.

     On September 30, 2002, the federal government (or defendant – cross appellant) filed its opening brief with the Appeals Court.

     On November 12, 2002, the plaintiffs (or appellants) filed a combined (a) reply brief on their appeal and (b) an opposing brief on the federal government’s (defendant-cross appellant’s) cross appeal with the Appeals Court.

     On November 27, 2002, the federal government (defendant-cross appellant) filed its reply brief on its cross appeal with the Appeals Court.

     In appellate court briefs, the government stated that it was not challenging the trial court’s award to plaintiffs of $4,884,283, the cost of mitigating the breach of the subordinated debt provision of the parties’ contract.

     Oral argument took place on May 7, 2003 before a panel of judges of the Appeals Court comprised of Chief Judge Haldane R. Mayer, Judge Sharon Prost, and Judge Timothy B. Dyk.

     On May 19, 2003, the plaintiffs (or appellants) filed a Motion for Leave to File a Post-Argument Clarification and their Post-Argument Clarification. The Appeals Court denied the motion by order dated May 28, 2003. No reasons were given for the denial.

     On September 22, 2003, the appeals court rendered its decision on the appeals. In a nonprecedential opinion, written by Judge Prost, the trial court decision was affirmed-in-part and reversed-in-part. In summary, the appeals court affirmed the trial court’s rulings except for granting that part of defendant’s cross appeal seeking reduction of the award to plaintiffs by $3,942,500. Thus, plaintiff’s damages award has been reduced from $8,826,783 to $4,884,283.

     On November 5, 2003, the plaintiffs’ filed a Petition for Rehearing (the “Petition”) in the Appeals Court, seeking a rehearing by the panel and a rehearing by the full Appeals Court sitting en banc. Plaintiffs sought a rehearing on that part of the Appeals Court decision regarding the amount of expectancy damages they are entitled to as a result of their mitigation efforts. Plaintiffs did not seek a rehearing of the Appeals Court’s decision denying plaintiffs’ lost profits and cost of substitute capital claims.

     On November 21, 2003, the defendant’s filed a Motion for Reissuance of a Nonprecedential Opinion as a Precedential Disposition with the Appeals Court and on December 1, 2003, the plaintiffs filed a Response to Defendant’s Motion for Reissuance of a Nonprecedential Opinion as a Precedential Disposition and a Motion for Leave to File the Defendant’s Motions and Plaintiffs’ Response as a Supplement to Plaintiffs’ Petition for Rehearing En Banc.

     On December 12, 2003, the Appeals Court denied the plaintiffs’ Petition for Rehearing. Thus, the Appeals Court has determined a final award of $4,884,283 to the plaintiffs.

     After the Appeals Court denial, plaintiffs retained new counsel experienced in matters before the Supreme Court of the United States. Counsel will evaluate the potential of seeking review before the Supreme Court, and, if warranted, to prepare and file a Petition for a Writ of Certiorari.

     On February 23, 2004, the Plaintiffs applied to Chief Justice William H. Rehnquist for a thirty day extension of time to file the petition for a Writ of Certiorari. Chief Justice Rehnquist granted the application, extending the petition filing date to April 9, 2004. The Supreme Court has absolute discretion to accept or deny review of all petitions filed with the Court. In addition, the Supreme Court accepts review of very few petitions during each annual term of the Court. Further, should the Supreme Court accept to review, it may still allow the Appeals Court judgement to stand. The Litigation Trust is determining what, if anything, will be its next course of action.

     Related Cases. The Litigation is one of a number of cases filed against the United States in the United States Court of Federal Claims involving acquisitions of failed savings institutions and alleging that changes in regulatory capital calculation and capital regulations brought about by the Financial Institutions Reform Recovery and Enforcement Act (“FIRREA”) constitute a breach of the contract between the acquiring institution and the federal government. Each of these cases presents facts that are specific to the parties to the litigation, and the plaintiffs in these cases allege diverse legal theories of damages. Several cases have been tried and most of those have reached the appellate court.

     The Appeals Court, which hears appeals from the United States Court of Federal Claims, has decided, in addition to Bank United v. United States, Glendale Federal Bank v. United States, California Federal Bank v. United States, Bluebonnet Savings Bank v. United States, Glass v. United States, Landmark Land Company v. United States, Coast Federal Bank v. United States, Castle v. United States, LaSalle Talman Bank v. United States, and Bailey v. United States.

     In Glendale, the Appeals Court reversed the Court of Federal Claims’ award of restitution damages as too speculative and indeterminate and remanded the case for determination of Glendale’s reliance damages. On remand, the Court of Federal Claims reaffirmed the previous award of $380.8 million in reliance damages, but denied further damages to plaintiffs. The government has appealed and Glendale has cross-appealed. This case is pending before the Appeals Court.

     In California Federal, the Court of Federal Claims granted summary judgment in favor of the United States on California Federal’s lost profits claim. The Appeals Court reversed and remanded the case for a trial on lost profits. In addition, the Appeals Court affirmed the Court of Federal Claims’ factual finding that California Federal’s cost of replacing capital was limited to the transaction costs of replacing the goodwill phased out by FIRREA. Petitions for rehearing by both parties were denied by the Appeals Court and petitions for writ of certiorari to the Supreme Court of the United States by both parties were denied. On remand, the Court of Federal Claims found that California Federal failed to prove lost profits. California Federal has appealed the Court of Federal

Claims’ decision to the Appeals Court, and the government has cross-appealed. This case is pending before the Appeals Court.

     The Bluebonnet plaintiffs sought damages for additional borrowing costs caused by FIRREA. They did not seek lost profits. The Court of Federal Claims awarded plaintiffs no damages, because it found that they had not proved damages with reasonable certainty. The Appeals Court affirmed in part and reversed in part, finding that some of the plaintiffs’ additional borrowing costs were proved with reasonable certainty. The parties sought rehearing, which was denied. On remand, the Court of Federal Claims awarded $132.4 million to the Bluebonnet plaintiffs, a sum it believed was mandated. The Appeals Court vacated the Court of Federal Claims’ judgment and remanded the case for the Court of Federal Claims to determine the proper damages after further proceedings. The Bluebonnet plaintiffs sought rehearing, which was denied. This case is pending before the Court of Federal Claims.

     In Glass, the Appeals Court reversed the Court of Federal Claims’ award of restitution and other damages on procedural grounds that are not at issue in the Litigation. The Appeals Court held that shareholders of the thrift and the Federal Deposit Insurance Corporation (“FDIC”) did not have standing to pursue their claims against the United States. The shareholders and the FDIC filed petitions for rehearing, which were denied. On remand, the Court of Federal Claims denied plaintiffs’ direct claims, and plaintiffs appealed. The Appeals Court affirmed on a procedural ground. This case is concluded.

     In Landmark, the Court of Federal Claims awarded $21.5 million in restitution, the amount of plaintiffs’ initial investment in the thrift and denied Landmark’s claim for reliance damages on the ground that they were not foreseeable. The Court of Federal Claims also awarded the FDIC $17.7 million in restitution damages. The Appeals Court affirmed the judgment as to Landmark. The Appeals Court reversed the judgment as to the FDIC, holding that the FDIC did not have standing to pursue its claim against the United States. The FDIC and Landmark sought rehearing, which was denied. This case is concluded.

     In Coast, the Court of Federal Claims, on motion for summary judgment, ruled that a $299 million capital credit granted Coast had to be amortized. This ruling foreclosed significant damages and Coast appealed. A panel of the Appeals Court initially reversed, holding that the capital credit did not have to be amortized, and remanded to the Court of Federal Claims for a determination of Coast’s damages. The Appeals Court subsequently granted rehearing en banc and reversed the panel, holding that the goodwill had to be amortized. The Appeals Court vacated the panel opinion and reinstated the judgment of the Court of Federal Claims. This case is concluded.

     In Castle, the Court of Federal Claims awarded plaintiffs $15.1 million in restitution damages and rejected their Fifth Amendment takings claim. The Appeals Court reversed, holding that the contract documents did not require plaintiffs to contribute the $15.1 million to recapitalize the acquired thrift, that plaintiffs voluntarily contributed the $15.1 million, and that plaintiffs therefore could not recover it as damages under a restitution theory. The Appeals Court also affirmed the Court of Federal Claims’ holding on the takings theory. Castle’s petition for rehearing was denied, and the Supreme Court of the United States denied a petition for writ of certiorari. This case is concluded.

     In LaSalle Talman, the Court of Federal Claims awarded $5 million in expenses related to the thrift’s acquisition by an outside investor that was made necessary by the breach, but rejected further relief because it found that the thrift was better off in the years after the acquisition than the thrift would have been absent the breach, in part because of the beneficial effect on the thrift of significant additional capital infusions made by the investor after the initial acquisition that mitigated the breach. The Appeals Court affirmed in part, but reversed and remanded for a calculation of damages based on the difference between the thrift’s projected profits absent the breach and the thrift’s post-breach profits, excluding the effect of the additional infusions that occurred after the breach was mitigated and unrelated to the breach. The government’s petition for rehearing was denied and the case was remanded for further proceedings. This case is set for trial in April 2004 before the Court of Federal Claims.

     In Bailey, the Court of Federal Claims granted summary judgment in favor of the United States on the plaintiffs’ contract and Fifth Amendment takings claim. The Court of Federal Claims ruled that the shareholders of the thrift and the FDIC did not have standing to pursue their contract claims, that the FDIC did not have standing to pursue its takings claim, and that the shareholders did not establish a taking of their contractual remedy. The Appeals Court affirmed the judgment on these same grounds. The shareholders filed a petition for rehearing, which was denied. The shareholders have filed a petition for writ of certiorari at the Supreme Court of the United States. The petition for writ of certiorari is pending.

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

     At the trial in the U.S. Court of Federal Claims, plaintiffs offered evidence in support of three alternative damages models. The first model calculated the plaintiffs’ lost profits damages from the government’s three breaches of contract relating to capital levels, subordinated debt, and goodwill. The damages calculated totaled $553,291,000. A second model calculated lost profits damages arising solely from the breach of the subordinated debt promise, which totaled $96,085,000. The third model calculated what the cost of raising substitute capital in 1989 to repair the government’s three breaches would have been, which was calculated to be $117,227,000. In addition to any recovery under the alternative models, the plaintiffs sought recovery of $4,884,283 in out-of-pocket costs caused by the government’s breach of the subordinated debt promise. In appellate court briefs, the government stated that it was not challenging the trial court’s award to plaintiffs of that $4,884,283. As noted above, the court rejected plaintiffs’ lost profits claims and plaintiffs’ model for calculating the cost of substitute capital. The court held that plaintiffs fully mitigated the government’s breach and that the plaintiffs were entitled to damages totaling $8,826,783 for the cost of mitigating the breach. Plaintiffs have filed post trial motions seeking to amend the findings and judgment of the court and sought an additional amount of mitigation damages exceeding $160,000,000. The court denied those motions.

     The appeals court reduced the damages originally awarded to the plaintiff’s from $8,826,783 to $4,884,283. On November 5, 2003, the plaintiffs’ filed a Petition for Rehearing (the “Petition”) in the Appeals Court, seeking a rehearing by the panel and a rehearing by the full Appeals Court sitting en banc. Plaintiffs sought a rehearing on that part of the Appeals Court decision regarding the amount of expectancy damages they are entitled to as a result of their mitigation efforts. Plaintiffs did not seek a rehearing of the Appeals Court’s decision denying plaintiffs’ lost profits and cost of substitute capital claims. The Appeals Court denied the Petition for Rehearing on December 12, 2003.

     The plaintiffs have until April 9, 2004 within which to determine whether to appeal the Appeals Court’s final award by filing a petition for a Writ of Certiorari with the Supreme Court of the United States.

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

     Legal expense, which is primarily comprised of third party attorney fees and costs, totaled $226,225 and $943,167 for the years ended December 31, 2003 and 2002. The decrease in legal expense is a result of more activity in the Litigation during fiscal 2002 than in 2003.

Management of the Litigation

     General. The Litigation Trustees are Salvatore A. Ranieri, a former director of Bank United Corp. and the former General Counsel of Bank United Corp.’s predecessor entities, and Jonathon K. Heffron, the former Executive Vice President, Chief Operating Officer and General Counsel of Bank United Corp. and Bank United. Messrs. Ranieri and Heffron both have knowledge of the facts underlying the Litigation. Mr. Ranieri is also the General Counsel of Hyperion Partners L.P. and he wholly owns and controls a general partner of the general partner of Hyperion Partners L.P. Messrs. Ranieri and Heffron have been involved in the prosecution of the Litigation to date. Under the Declaration of Trust for the CPR Trust and the Litigation Trustee Agreements, the Litigation Trustees have the sole and exclusive right to instruct Washington Mutual, Inc. with respect to all decisions regarding the prosecution of the Litigation. This right includes the right to direct Washington Mutual, Inc. to dismiss, settle, or cease prosecuting the Litigation and to control other aspects of the Litigation, such as hiring, firing, and supervising legal counsel. However, the Litigation Trustees may not cause Washington Mutual, Inc. or Washington Mutual Bank, FA to enter into any settlement agreement or other ruling or agreement as part of the resolution of the Litigation or a related Internal Revenue Service ruling if the agreement imposes any liability or obligation on Washington Mutual, Inc. or any of its affiliates or adversely affects or restricts the conduct of its business or adversely affects its tax posture with respect to other matters, other than a standard settlement release relating only to the Litigation or other related claims that the plaintiffs could have brought immediately prior to the Washington Mutual, Inc. merger.

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

     The Litigation Trustee agreements provided for compensation to each Litigation Trustee during the term of his service as a Litigation Trustee. The agreements provided for quarterly payments totaling $500,000 per year for three years. The Litigation Trustees have now been paid all of their compensation payments. The Litigation Trustees continue to be entitled to reimbursement of all reasonable out-of-pocket expenses and other expenses. In addition, as an incentive to the Litigation Trustees, each of the Litigation Trustees received 291,899 CPR Certificates, representing 0.75% of the total number of CPR Certificates issuable in the Reorganization. If either of the Litigation Trustees were to resign his position prior to termination of the Litigation, he would forfeit the 291,899 CPR certificates awarded to him. As of December 31, 2003, Messrs. Heffron and Ranieri beneficially own 516,241 and 727,899 CPR Certificates, respectively.

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

     Institutional Trustee. The institutional trustee is Wachovia Bank, N.A. (successor to First Union Trust Company, National Association). Wachovia Bank, N.A. also serves as the paying agent, the transfer agent, and the certificate registrar for the Trust. In these capacities, the institutional trustee will, among other things, establish necessary bank accounts on behalf of the Trust, distribute the payment amount, if any, and other amounts to certificateholders, authenticate CPR certificates, resolve certificateholder transfer and other issues, and ensure the preservation of the Trust’s valid existence under the laws of Delaware.

Summary Financial Information

     The CPR Trust had no revenues in 2003. The CPR Trust’s only source of funding for payment of expenses and operations is Washington Mutual, Inc.’s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the year ended December 31, 2003, as well as the cash balance available to cover accrued but unpaid expenses (dollars in thousands):

Year ended
December 31, 2003

Cash balance at December 31, 2002	$631
Deposits by WAMU during the period	958

1,589

Disbursements during the year
Litigation trustee fees	(1,000)
Licenses, permits and filing fees	(15)
Legal	(248)
Accounting and auditing fees	(83)
Trust administration fees	(23)
Office and other	(78)

Total disbursements during the year	(1,447)

Cash or expense fund advances not used at December 31, 2003	142
Accrued expenses at December 31, 2003, excluding interest costs
Legal	(22)
Accounting and auditing fees	(56)
Office and other	(9)

Total	(87)

Cash balance at December 31, 2003 available for future expenses	$55

     In addition, $351,013 and $231,806 of expense was accrued during the years ended December 31, 2003 and 2002, for interest payable to Washington Mutual, Inc. on expense fund advances, at an interest rate provided for under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

     The CPR Trust may issue additional CPR Certificates that represent pro rata interests in the assets of the CPR Trust in order to pay expenses. However, it may not be possible to obtain purchasers of the additional CPR Certificates and there is no assurance that the terms of any such purchases would be reasonable. In the event additional CPR Certificates are issued and existing CPR certificateholders are not given the opportunity to purchase, or do not purchase a pro rata amount in such issuance, such certificateholders’ indirect interest in the litigation payment amount will be diluted. The CPR Trust is authorized to borrow additional funds for the sole purpose of funding expenses of the CPR Trust, but only if such borrowings represent debt of the CPR Trust (and not ownership interests) for federal income tax purposes. Furthermore, it may not be possible for the CPR Trust to borrow funds (and, if it is able to borrow funds, there can be no assurance as to the terms upon which such borrowings may be available).

Forward-Looking Information

     Statements and financial discussion and analysis by the Litigation Trustees contained throughout this Annual Report on Form 10K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. For further information regarding these risks and uncertainties, see “Risk Factors” in the Prospectus filed by the CPR Trust with, and declared effective by, the SEC on January 9, 2001 (SEC File Number 333-49302).

Certificateholder Inquiries

     Certificateholder inquiries, including requests for the following: (i) change of address; (ii) replacement of lost stock certificates; (iii) certificate name registration changes; (iv) Quarterly Reports on Form 10-Q; (v) Annual Reports on Form 10-K; and (vii) information regarding stockholdings, should be directed to:

Wachovia Bank, N.A
Corporate Trust Equity Services
1525 West. W.T. Harris Blvd., 3C3
Charlotte, North Carolina 28288-1153

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

The Trustees
Bank United Corp. Litigation Contingent Payment Rights Trust:

We have audited the accompanying statements of financial condition of the Bank United Corp. Litigation Contingent Payment Rights Trust as of December 31, 2003 and 2002, and the related statements of operations, changes in certificateholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Litigation Trustees. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank United Corp. Litigation Contingent Payment Rights Trust as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Houston, Texas
March 4, 2004

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	At December 31,

	2003	2002

ASSETS
Cash (note 1)	$142	$631
Accounts receivable (note 2)	6	15
Prepaid expenses	1	1

Total assets	$149	$647

LIABILITIES AND CERTIFICATEHOLDERS’ DEFICIT
Expense fund advances (note 4)	$5,492	$4,534
Other liabilities (notes 4 and 7)	747	437

Total liabilities	6,239	4,971
Certificateholders’ deficit (note 5)
Certificates, no par value, 38,919,884 authorized, 38,814,022 issued and outstanding in 2003 and 38,716,528 issued and outstanding in 2002	—	—
Accumulated deficit	(6,090)	(4,324)

Total certificateholders’ deficit	(6,090)	(4,324)

Total liabilities and certificateholders’ deficit	$149	$647

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended	Year ended
	December 31, 2003	December 31, 2002

REVENUE	$—	$4

EXPENSES
Litigation trustee fees (note 3)	(1,000)	(1,000)
Insurance	—	(29)
Licenses, permits and filing fees	(15)	(15)
Legal expense	(226)	(943)
Accounting and auditing fees	(83)	(87)
Trust administration fees	(23)	(25)
Financial printing expense	(7)	(4)
Interest expense (note 4)	(351)	(232)
Office and other	(61)	(57)

	(1,766)	(2,392)

NET LOSS	$(1,766)	$(2,388)

NET LOSS PER CERTIFICATE (note 1)	$(0.05)	$(0.06)

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS’ DEFICIT
(dollars in thousands)

				Total
	Number of		Accumulated	Certificateholders’
	Certificates	Certificates	Deficit	Deficit

Balance at December 31, 2001	36,485,346	$—	$(1,936)	$(1,936)
Shares issued	2,231,182	—	—	—
Net loss	—	—	(2,388)	(2,388)

Balance at December 31, 2002	38,716,528	—	(4,324)	(4,324)

Shares issued	97,494	—	—	—
Net loss	—	—	(1,766)	(1,766)

Balance at December 31, 2003	38,814,022	$—	$(6,090)	$(6,090)

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended	Year ended
	December 31, 2003	December 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,766)	$(2,388)

Adjustments to reconcile net loss to cash used in operating activities
Decrease in other assets	9	52
Increase in other liabilities	310	57

Total adjustments	319	109

Net cash used in operating activities	(1,447)	(2,279)

CASH FLOWS FROM FINANCING ACTIVITIES
Expense fund advances	958	2,007

Net decrease in cash	(489)	(272)
CASH AT BEGINNING OF YEAR	631	903

CASH AT END OF YEAR	$142	$631

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Notes to Financial Statements

1.    Summary of Significant Accounting Policies

     Principles of presentation

     The Bank United Corp. Litigation Contingent Payment Rights Trust (the “CPR Trust”) is a statutory business trust created under Delaware law on November 2, 2000. Bank United Corp. created the CPR Trust in connection with its merger with Washington Mutual, Inc., which was completed on February 9, 2001. The assets of the CPR Trust consist primarily of the right to receive a portion of any proceeds received by Washington Mutual, Inc. and Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) in any judgment or settlement of the forbearance litigation (the “Litigation”) against the United States described below in note 2.

     Cash

     Cash balances are held in noninterest earning accounts at Washington Mutual Bank, FA.

     Fair Value of Financial Instruments

     All of the CPR Trust’s financial instruments are carried at fair value or amounts approximating fair value due to the relative short-term to maturity.

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

     Net loss per certificate

     The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (38,774,312 and 37,328,017 average certificates outstanding for the years ended December 31, 2003 and 2002). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

     In March 1999, the U.S. Court of Federal Claims granted Bank United Corp.’s motion for summary judgment on the issue of liability, holding the United States liable for all claims. In August 1999, the Court denied a motion for summary judgment filed by the United States on the issue of lost profit damages. The case proceeded to trial on the amount of damages in September 1999, and the taking of evidence by the Court concluded in October 1999. The parties submitted post-trial briefs followed by closing argument in February 2000.

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

     In February and March 2002, the plaintiffs filed their Bill of Costs, seeking $437,978 in costs from the government. In February 2002, the federal government filed its opposition to the January 2002 motions filed by the plaintiffs. The government opposed the plaintiffs’ motions in their entirety, as well as the Bill of Costs. The U.S. Court of Federal Claims has not yet ruled on the Bill of Costs and there is no deadline for it to do so.

     On April 16, 2002, the court heard oral arguments on the January 2002 motions. Following oral arguments, the court denied plaintiffs’ motions in their entirety.

     On June 14, 2002, the plaintiffs filed a Notice of Appeal to the Appeals Court, appealing any and all rulings, orders, and judgments rendered by the court to date against the plaintiffs. These adverse rulings include the October 29, 2001 ruling that the plaintiffs were not entitled to any lost profits damages and the April 16, 2002 denial of certain motions made by the plaintiffs.

     On June 26, 2002, the government filed a Notice of Appeal to the Appeals Court, appealing the final judgment of the U.S. Court of Federal Claims, including (1) the court’s granting summary judgment for the plaintiffs on the issue of liability against the government, (2) the court’s refusal to deny modification of that decision, and (3) the court’s October 29, 2001 decision.

     On August 19, 2002, the plaintiffs (or appellants) filed their opening brief with the Appeals Court.

     On September 30, 2002, the federal government (or defendant – cross appellant) filed its opening brief with the Appeals Court.

     On November 12, 2002, the plaintiffs (or appellants) filed a combined (a) reply brief on their appeal and (b) an opposing brief on the federal government’s (defendant-cross appellant’s) cross appeal with the Appeals Court.

     On November 27, 2002, the federal government (defendant-cross appellant) filed its reply brief on its cross appeal with the Appeals Court.

     In appellate court briefs, the government stated that it was not challenging the trial court’s award to plaintiffs of $4,884,283, the cost of mitigating the breach of the subordinated debt provision of the parties’ contract.

     Oral argument took place on May 7, 2003 before a panel of judges of the Appeals Court comprised of Chief Judge Haldane R. Mayer, Judge Sharon Prost, and Judge Timothy B. Dyk. The case was submitted for decision following oral argument.

     On May 19, 2003, the plaintiffs (or appellants) filed a Motion for Leave to File a Post-Argument Clarification and their Post-Argument Clarification. The Appeals Court denied the motion by order dated May 28, 2003. No reasons were given for the denial.

     On September 22, 2003, the appeals court rendered its decision on the appeals. In a nonprecedential opinion, written by Judge Prost, the trial court decision was affirmed-in-part and reversed-in-part. In summary, the appeals court affirmed the trial court’s rulings except for granting that part of defendant’s cross appeal seeking reduction of the award to plaintiffs by $3,942,500. Thus, plaintiff’s damages award has been reduced from $8,826,783 to $4,884,283.

     On November 5, 2003, the plaintiffs’ filed a Petition for Rehearing (the “Petition”) in the Appeals Court, seeking a rehearing by the panel and a rehearing by the full Appeals Court sitting en banc. Plaintiffs sought a rehearing on that part of the Appeals Court decision regarding the amount of expectancy damages they are entitled to as a result of their mitigation efforts. Plaintiffs did not seek a rehearing of the Appeals Court’s decision denying plaintiffs’ lost profits and cost of substitute capital claims.

     On November 21, 2003, the defendant’s filed a Motion for Reissuance of a Nonprecedential Opinion as a Precedential Disposition with the Appeals Court and on December 1, 2003, the plaintiffs filed a Response to Defendant’s Motion for Reissuance of a Nonprecedential Opinion as a Precedential Disposition and a Motion for Leave to File the Defendant’s Motions and Plaintiffs’ Response as a Supplement to Plaintiffs’ Petition for Rehearing En Banc.

     On December 12, 2003, the Appeals Court denied the plaintiffs’ Petition. Thus, the Appeals Court has determined a final award of $4,884,283 to the plaintiffs.

     After the Appeals Court denial, plaintiffs retained new counsel experienced in matters before the Supreme Court of the United States. Counsel will evaluate the potential of seeking review before the Supreme Court, and, if warranted, to prepare and file a Petition for a Writ of Certiorari.

     On February 23, 2004, the Plaintiffs applied to Chief Justice William H. Rehnquist for a thirty day extension of time to file the petition for a Writ of Certiorari. Chief Justice Rehnquist granted the application, extending the petition filing date to April 9, 2004. The Supreme Court has absolute discretion to accept or deny review of all petitions filed with the Court. In addition, the Supreme Court accepts review of very few petitions during each annual term of the Court. Further, should the Supreme Court accept to review, it may still allow the Appeals Court judgement to stand. The Litigation Trust is determining what, if anything, will be its next course of action.

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

     The amount owed by the CPR Trust to Washington Mutual, Inc. at December 31, 2003 for expense fund advances exceeds the $4,884,283 award. If the Litigation were to terminate because of a decision by the CPR Trust not to file a Writ of Certiorari (“Writ”) to the Supreme Court of the United States of America, there would be no recovery to the CPR certificateholders because the eighty five percent (85%) share to the CPR Trust of the total recovery awarded by the appeals court (plus the amount of the Bill of Costs if it were awarded in full to plaintiffs) is less than the amount that would be owed by the CPR Trust to Washington Mutual, Inc. Similarly, there would be no recovery to the CPR certificateholders if the CPR Trust decided to file a Writ and the Supreme Court denied it. In summary, as has always been the case ever since the CPR certificates were first registered and issued, it is possible that there will be no recovery to the CPR certificateholders in the Litigation and that the CPR Certificates may be worthless.

     The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At December 31, 2003 and December 31, 2002, the CPR Trust had an outstanding receivable from Hyperion Partners L.P. totalling $3,357 and $15,340, which was current as to its payment terms.

3.    Litigation trustee fees

     The CPR Trust and the Litigation are managed by the two Litigation Trustees who have knowledge of the facts underlying the Litigation and who have previously served as general counsel to Bank United Corp. or its predecessor entities. In turn, the Litigation Trustees each received a $500,000 fee per year, for three years and 291,899 CPR Certificates upon the formation of the CPR Trust. The Litigation Trustees have now been paid all of their quarterly compensation payments. If either of the Litigation Trustees were to resign his position prior to termination of the Litigation, he would forfeit the 291,899 CPR certificates awarded to him.

4.    Expense fund advances

     The CPR Trust has no revenues. The CPR Trust’s only source of funding for payment of expenses and operations is Washington Mutual, Inc.’s obligation under the Commitment Agreement, dated as of February 8, 2001, by and among Bank United Corp. (which subsequently became Washington Mutual, Inc.), the CPR Trust, and the Payment Trust (the “Commitment Agreement”). Washington Mutual, Inc. is obligated to advance amounts to pay expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees, and all administrative expenses. The maximum amount that Washington Mutual, Inc. is obligated to pay is $10 million, unless additional court proceedings are necessary, in which case Washington Mutual, Inc. is obligated to pay an additional $3 million. Advances funded by Washington Mutual, Inc. will be reimbursed to Washington Mutual, Inc. from any proceeds of the Litigation, prior to the payment of any amounts to the holders of CPR Certificates. Based on discussions with counsel to the Litigation and certain other factors, the Litigation Trustees believe that there are sufficient funds available to the CPR Trust from Washington Mutual, Inc. to permit the trust to fund its portion of the Litigation expenses, as well as administrative and other expenses of the trust.

     The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $351,013 and $231,806 was incurred for the years ended December 31, 2003 and 2002. At December 31, 2003 and 2002, accrued interest payable due to Washington Mutual, Inc. was $660,496 and $309,483, respectively, and included in other liabilities on the statements of financial condition. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

     The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

5.    Certificateholders’ deficit

     At December 31, 2003 and 2002, the certificateholders’ deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

     In connection with the Washington Mutual, Inc. merger, Bank United Corp. also undertook a legal reorganization (the “Reorganization”), whereby each share of Bank United Corp. common stock outstanding immediately prior to the Reorganization was converted into one new share of Bank United Corp. common stock and the right to receive one CPR Certificate. Similarly, options to purchase Bank United Corp. common stock outstanding at that time, as well as the Bank United Corp. 8% Corporate Premium Income Equity Securities (which subsequently became the Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities or WM PIES) outstanding at that time were adjusted proportionately for purposes of receiving the appropriate number of CPR Certificates. In addition, an aggregate of 583,798 additional CPR Certificates were authorized and issued to the Litigation Trustees.

     At December 31, 2003, 38,814,022 CPR Certificates had been issued and were outstanding as follows: 32,743,289 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,260,952 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At December 31, 2003, 104,821 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

6.    Payment to certificateholders

     Any proceeds received by Washington Mutual, Inc. or Washington Mutual Bank, FA from the Litigation will be reduced for certain reimbursable items and increased for certain tax benefits realized by Washington Mutual, Inc., as described in the CPR Trust prospectus, prior to remitting the balance to the Bank United Corp. Payment Rights Trust and ultimately, subject to certain adjustments, to the CPR Trust. Within 60 days of receipt of the proceeds, the CPR Trust shall pay the certificateholders the payment amount, which consists of the proceeds from the payment trust less the amount held back to pay any of its accrued but unpaid expenses. In addition, the amount payable to the certificateholders may be reduced by $1.0 million or such greater amount as the Litigation Trustees reasonably determine to be necessary to pay all additional expenses and claims of the CPR Trust that may arise subsequent to this payment and to satisfy the CPR Trust’s indemnification obligations. Any retained amounts will be retained for a period of one year or longer as reasonably determined by the Litigation Trustees. The CPR Trust will pay any remaining portion of the retained amounts to the certificateholders within 90 days of the expiration of the applicable retention period.

     Each CPR Certificate will entitle the holder to receive a fraction (equal to one divided by the total number of CPR Certificates outstanding) of the total amount payable to CPR certificateholders.

7.    Other liabilities

     At December 31, 2003, other liabilities are principally comprised of various accrued expenses including interest costs, accounting and auditing fees, and legal fees.

8.    Quarterly financial data (unaudited)

     The following is a summary of unaudited quarterly data for the years ended December 31,2003 and 2002 (in thousands, except per share data).

Fiscal 2003

	Quarter ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2003	2003	2003	2003	2003

Net loss	$(391)	$(535)	$(403)	$(437)	$(1,766)
Net loss per certificate	(0.01)	(0.01)	(0.01)	(0.01)	(0.05)

Fiscal 2002

	Quarter ended
					Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2002	2002	2002	2002	2002

Net loss	$(618)	$(792)	$(464)	$(514)	$(2,388)
Net loss per certificate	(0.02)	(0.02)	(0.01)	(0.01)	(0.06)

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Litigation Trustees is set forth under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of the Litigation.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning compensation of the Litigation Trustees is set forth under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of the Litigation.

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

     (a)  Exhibits

Reference is made to the exhibits attached to the Registration Statement on Form S-4 with respect to the CPR Certificates referred to in this document filed by the Trust with, and declared effective by, the SEC on January 9, 2001 (SEC File Number 333-49302).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jonathon K. Heffron.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Salvatore A. Ranieri.

32.1	Certification of Periodic Report by Litigation Trustee Jonathon K. Heffron.

32.2	Certification of Periodic Report by Litigation Trustee Salvatore A. Ranieri.

     (b)  Reports on Form 8-K

During the period covered by this report, the registrant filed the following reports on Form 8-K:

1.	November 5, 2003, Item 5, Other Events. Press release relates to certain matters, including a Petition for Rehearing filed by the plaintiffs seeking a rehearing on that part of the decision by the Appeals Court regarding the amount of expectancy damages to which the plaintiffs are entitled.

2.	December 1, 2003, Item 5, Other Events. Press release relates, among other things, to the defendant’s November 21, 2003 filing with the Appeals Court of a Motion for Reissuance of a Nonprecedential Opinion as a Precedential Disposition and the plaintiffs’ December 1, 2003 filing of a Response to Defendant’s Motion for Reissuance of a Nonprecedential Opinion as a Precedential Disposition and a Motion for Leave to File the Defendant’s Motions and Plaintiffs’ Response as a Supplement to Plaintiffs’ Petition for Rehearing En Banc.

3.	December 16, 2003, Item 5, Other Events. Press release relates to the December 12, 2003 denial by the Appeals Court of the plaintiffs’ petition. Thus, the Appeals Court has determined a final award of $4,884,283 to the plaintiffs.

4.	February 23, 2004, Item 5, Other Events. Press release relates to (a) plaintiffs’ retention of counsel for certain matters relating to the possibility of seeking review before the Supreme Court of the United States, and, if warranted, to prepare and file a Petition for a Writ of Certiorari, and (b) plaintiffs’ application for Chief Justice of the Supreme Court William H. Rehnquist for an extension of time to file the petition.

5.	February 28, 2004, Item 5, Other Events. Press release announces that the plaintiffs’ previously announced request for a thirty day extension of time to seek review before the Supreme Court of the United States of the September 22, 2003 judgment of the Appeals Court was granted and that plaintiffs have until April 9, 2004 within which to seek review.

All schedules have been omitted because they are not required or the required information is shown in the financial statements or in the notes to the financial statements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

	By:	/s/ Jonathon K. Heffron

	Name: Title:	Jonathon K. Heffron Litigation Trustee

	By:	/s/ Salvatore A. Ranieri

	Name: Title:	Salvatore A. Ranieri Litigation Trustee
March 4, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jonathon K. Heffron.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Salvatore A. Ranieri.

32.1	Certification of Periodic Report by Litigation Trustee Jonathon K. Heffron.

32.2	Certification of Periodic Report by Litigation Trustee Salvatore A. Ranieri.