Form 10-Q
period 2004-03-31
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2004-05-14
CIK 1127777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________ .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 26, 2004, there were 38,840,042 Contingent Payment Rights Certificates (no par value) outstanding.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash (note 1)	$47	$142
Accounts receivable (note 2)	16	6
Prepaid expenses	16	1

Total assets	$79	$149

LIABILITIES AND CERTIFICATEHOLDERS’ DEFICIT
Expense fund advances (note 4)	$5,492	$5,492
Other liabilities (notes 4 and 7)	935	747

Total liabilities	6,427	6,239
Certificateholders’ deficit (note 5)
Certificates, no par value, 38,919,884 authorized, 38,840,042 issued and outstanding in 2004 and 38,814,022 in 2003	—	—
Accumulated deficit	(6,348)	(6,090)

Total certificateholders’ deficit	(6,348)	(6,090)

Total liabilities and certificateholders’ deficit	$79	$149

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003
REVENUE	$—	$—

EXPENSES
Litigation trustee fees (note 3)	—	(250)
Licenses, permits and filing fees	(4)	(4)
Legal expense (note 2)	(93)	(26)
Accounting and auditing fees	(36)	(17)
Trust administration fees	(6)	(6)
Financial printing expense	(1)	—
Interest expense (note 4)	(99)	(78)
Office and other	(19)	(10)

	(258)	(391)

NET LOSS	$(258)	$(391)

NET LOSS PER CERTIFICATE	$(0.01)	$(0.01)

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS’ DEFICIT
(unaudited)
(dollars in thousands)

	Number of		Accumulated	Certificateholders’
	Certificates	Certificates	Deficit	Deficit
Balance at December 31, 2002	38,716,528	$—	$(4,324)	$(4,324)
Shares issued	—	—	—	—
Net loss	—	—	(391)	(391)

Balance at March 31, 2003	38,716,528	$—	$(4,715)	$(4,715)

Balance at December 31, 2003	38,814,022	$—	$(6,090)	$(6,090)
Shares issued	26,020	—	—	—
Net loss	—	—	(258)	(258)

Balance at March 31, 2004	38,840,042	$—	$(6,348)	$(6,348)

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended	Three months ended
	March 31, 2004	March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(258)	$(391)
Adjustments to reconcile net loss to cash used in operating activities
Decrease (increase) in other assets	(25)	(3)
Increase in other liabilities	188	43

Total adjustments	163	40

Net cash used in operating activities	(95)	(351)

CASH FLOWS FROM FINANCING ACTIVITIES
Expense fund advances	—	—

Net decrease in cash	(95)	(351)
CASH AT BEGINNING OF PERIOD	142	631

CASH AT END OF PERIOD	$47	$280

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

     The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust’s annual report on Form 10-K for the year ended December 31, 2003.

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

Net loss per certificate

     The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (38,828,565 and 38,716,528 average certificates outstanding for the three months ended March 31, 2004 and 2003). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

     In January 2002, the plaintiffs filed motions with the court asking it to (i) amend certain findings in its October 29, 2001 opinion and amend the judgment of January 8, 2002, (ii) reopen the record to receive additional documentary evidence, and (iii) reopen the record to admit additional evidence omitted from the trial record. In February 2002, the federal government filed its opposition to these motions.

     In February and March 2002, the plaintiffs filed their Bill of Costs, seeking $437,978 in costs from the government. In February 2002, the government filed an opposition to the plaintiffs’ Bill of Costs, requesting the court deny the plaintiffs any award of costs.

     In March 2004, the U.S. Court of Federal Claims rendered its decision on the plaintiffs’ Bill of Costs. The U.S. Court of Federal Claims taxed costs against the federal government in favor of the plaintiffs in the amount of $141,848.

     On April 16, 2002, the court heard oral arguments on the January 2002 motions. Following oral arguments, the court denied plaintiffs’ motions in their entirety.

     On June 14, 2002, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit (“Appeals Court”), appealing any and all rulings, orders, and judgments rendered by the court to date against the plaintiffs. These adverse rulings include the October 29, 2001 ruling that the plaintiffs were not entitled to any lost profits damages and the April 16, 2002 denial of certain motions made by the plaintiffs.

     On June 26, 2002, the government filed a Notice of Appeal to the Appeals Court, appealing the final judgment of the U.S. Court of Federal Claims, including (1) the court’s granting summary judgment for the plaintiffs on the issue of liability against the government, (2) the court’s refusal to deny modification of that decision, and (3) the court’s October 29, 2001 decision.

     Beginning in August 2002 through November 2002, the plaintiffs (or appellants) and the government (or defendant – cross appellant) filed their opening, reply, and opposing briefs with the Appeals Court.

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

     On September 22, 2003, the Appeals Court rendered its decision on the appeals. In a nonprecedential opinion, written by Judge Prost, the trial court decision was affirmed-in-part and reversed-in-part. In summary, the Appeals Court affirmed the trial court’s rulings except for granting that part of defendant’s cross appeal seeking reduction of the award to plaintiffs by $3,942,500. Thus, plaintiffs’ damages award was reduced from $8,826,783 to $4,884,283.

     On November 5, 2003, the plaintiffs’ filed a Petition for Rehearing in the Appeals Court, seeking a rehearing by the panel and a rehearing by the full Appeals Court sitting en banc. Plaintiffs sought a rehearing on that part of the Appeals Court decision regarding the amount of expectancy damages they are entitled to as a result of their mitigation efforts.

Plaintiffs did not seek a rehearing of the Appeals Court’s decision denying plaintiffs’ lost profits and cost of substitute capital claims. On December 12, 2003, the Appeals Court denied the plaintiffs’ Petition for Rehearing. Thus, the Appeals Court has determined a final award of $4,884,283 to the plaintiffs.

     Following the Appeals Court denial, plaintiffs retained new counsel experienced in matters before the Supreme Court of the United States (“Supreme Court”). On April 9, 2004, the plaintiffs timely filed a Petition for a Writ of Certiorari (“Petition”) in the Supreme Court, requesting review of the Appeals Court decision. The government’s response to the Petition will be due on June 9, 2004 (the government sought an extension of time within which to file its response and it was granted by the Supreme Court). Amicus briefs, if any, will be due on that date as well.

     While the plaintiffs strongly believe in the validity and correctness of the points made in their Petition, there can be no assurances that the Supreme Court will grant review of the Appeals Court decision. The Supreme Court has absolute discretion to grant or deny review in virtually all cases in which petitions are filed. In this regard, the Supreme Court grants review in fewer than 100 cases per year, although approximately 8,200 petitions are filed during each annual term of the Supreme Court. Moreover, even if the Supreme Court were to accept review, it could still allow the Appeals Court judgement to stand.

     There are no time limits on when the Supreme Court must take action on petitions for review. While there can be no assurances, it is unlikely that the Supreme Court will act on plaintiffs’ petition before it leaves for its summer recess at the end of June. The Supreme Court should act on the petition when it returns in late September 2004 to consider the petitions that are filed during the summer. If the Supreme Court does not act on the plaintiffs’ petition prior to its summer recess, the earliest date that it would issue an order on the petition would be the first Monday in October 2004.

     The amount owed by the CPR Trust to Washington Mutual, Inc. at March 31, 2004 for expense fund advances exceeds the final award from the Appeals Court of $4,884,283 and costs in the amount of $141,848 taxed against the federal government in favor of the plaintiffs by the Claims Court. If the Litigation were to terminate because of a decision by the Supreme Court not to accept review of the case or a decision to affirm the Appeals Court judgment, there would be no recovery to the CPR certificateholders because the CPR Trust’s 85% share of the total judgment awarded by the Appeals Court (plus the CPR Trust’s 85% share of the $141,848 in total costs taxed against the federal government by the U.S. Court of Federal Claims) is less than the amount that is owed by the CPR Trust to Washington Mutual, Inc.

     The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At March 31, 2004 and December 31, 2003, the

CPR Trust had an outstanding receivable from Hyperion Partners L.P. totaling $15,841 and $3,357, which was current as to its payment terms.

3.	Litigation trustee fees

     The CPR Trust and the Litigation are managed by the two Litigation Trustees who have knowledge of the facts underlying the Litigation and who have previously served as general counsel to Bank United Corp. or its predecessor entities. In turn, the Litigation Trustees each received a $500,000 fee per year, for three years, and 291,899 CPR Certificates upon the formation of the CPR Trust. The Litigation Trustees have now been paid all of their compensation payments. If either of the Litigation Trustees were to resign his position prior to the termination of the Litigation, he would forfeit the 291,899 CPR Certificates awarded to him.

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

     The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $98,814 and $78,253 was incurred during the three months ended March 31, 2004 and 2003. At March 31, 2004 and December 31, 2003, accrued interest payable due to Washington Mutual, Inc. was $759, 310 and $660,496, respectively, and included in other liabilities on the statements of financial condition. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

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

     At March 31, 2004 and December 31, 2003, the certificateholders’ deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

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

     At March 31, 2004, 38,840,042 CPR Certificates had been issued and were outstanding as follows: 32,743,289 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,286,972 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At March 31, 2004, 79,842 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

     At March 31, 2004, other liabilities is principally comprised of various accrued expenses including, interest costs, accounting and auditing fees, and legal fees.

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

     The CPR Trust has no business operations. The CPR Trust exists to manage the prosecution of the Litigation and to take certain related actions. Because of the nature of the CPR Trust pursuant to the Declaration of Trust creating the CPR Trust, there are no employees, no board of directors, and no board audit committee. The two Litigation Trustees manage the Litigation and, together with the institutional trustee, Wachovia Bank, N.A., perform certain trust functions. The financial statements of the CPR Trust are prepared by an independent contract accountant with the assistance of the Litigation Trustees, and the annual financial statements are audited by the independent accounting firm of KPMG LLP. The Litigation Trustees are responsible for establishing and maintaining disclosure controls and procedures and internal controls.

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

     At March 31, 2004, 38,840,042 CPR Certificates had been issued and were outstanding as follows: 32,743,289 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,286,972 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At March 31, 2004, 79,842 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

     By way of example only, the following illustrates the payment that would be made to the holders of CPR Certificates assuming (1) three separate damage recovery scenarios: (i) an award of $5,026,031, which includes the $4,884,283 awarded by the Appeals Court in its September 22, 2003, decision and costs in the amount of $141,848 taxed against the federal government in favor of the plaintiffs by the Claims Court, (ii) an award of $8,968,631, which includes the $8,826,783 awarded by the Claims Court judgment in favor of plaintiffs entered on January 8, 2002, and costs in the amount of $141,848 taxed against the federal government in favor of the plaintiffs by the Claims Court, and (iii) an award of $170.65 million, the total amount of the Claims Court’s judgment plus additional amounts that plaintiffs sought pursuant to their motions for amended findings and judgment and costs in the amount of $141,848 taxed against the federal government in favor of the plaintiffs by the Claims Court, (2) a Washington Mutual, Inc. tax rate of 38.84%, (3) expense reimbursements to Washington Mutual, Inc. of $5.492 million as of March 31, 2004, and (4) interest in the amount of $759,310 payable as of March 31, 2004, to Washington Mutual, Inc. on the expense advances, calculated in accordance with terms provided in the Commitment Agreement.

     The CPR Trust cannot make any assurances as to the possible recovery, if any, in the Litigation. Further, with respect to Scenario Three below, the CPR Trust notes that (i) the Petition for a Writ of Certiorari to the Supreme Court, filed by plaintiffs April 9, 2004, would have to be successful, (ii) the Litigation would have to be remanded by the Supreme Court either to the Appeals Court or the trial court for further proceedings, (iii) the amount of expense reimbursements and interest payable thereon would increase, and (iv) the final award (following further probable appeals), if any, could be less than the amount sought by plaintiffs.

	Scenario	Scenario	Scenario
Example	One	Two	Three
Assumed damage recovery	$5,026,031	$8,968,631	$170,650,675

Portion of damage recovery payable to Washington Mutual, Inc. (85% of total recovery)	$4,272,126	$7,623,336	$145,053,074
Assumed taxes	(1,659,294)	(2,960,904)	(56,338,614)

Proceeds less assumed taxes	2,612,832	4,662,432	88,714,460
Reimbursement of expenses to Washington Mutual, Inc.	(5,491,684)	(5,491,684)	(5,491,684)
Interest on advances from Washington Mutual, Inc.	(759,310)	(759,310)	(759,310)

Net proceeds (shortfall)	$(3,638,162)	$(1,588,562)	$82,463,466
Maximum number of CPR Certificates authorized and issuable pursuant to the Reorganization	38,919,884	38,919,884	38,919,884

Illustrative range of proceeds per CPR Certificate	$—	$—	$2.12

     As discussed below in The Litigation, on September 22, 2003, the Appeals Court reduced the plaintiffs’ award from $8,826,783 to $4,884,283. On December 12, 2003, the Appeals Court denied the plaintiffs’ November 5, 2003, Petition for Rehearing, thereby finalizing the award of $4,884,283 to plaintiffs. On April 9, 2004, the CPR Trust filed a Petition for a Writ of Certiorari (the “Petition”) in the Supreme Court, requesting review of the Appeals Court decision.

     The amount owed by the CPR Trust to Washington Mutual, Inc. at March 31, 2004 for expense fund advances exceeds the $4,884,283 award plus the costs taxed against the government in favor of the plaintiffs. Accordingly, if the Litigation were to terminate because of a decision by the Supreme Court not to accept review of the case or a decision to affirm the Appeals Court judgment, there would be no recovery to the CPR certificateholders because the CPR Trust’s 85% share of the total judgment awarded by the Appeals Court (plus the CPR Trust’s 85% share of the $141,848 in total costs taxed against the federal government by the Court of Claims) is less than the amount that is owed by the CPR Trust to Washington Mutual, Inc. In summary, as has always been the case ever since the CPR Certificates were first registered and issued, it is possible that there will be no recovery to the CPR certificateholders in the Litigation and that the CPR Certificates may be worthless.

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

     Expenses. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of March 31, 2004, $5.492 million had been advanced to the CPR Trust.

     Based on discussions with counsel to the Litigation and certain factors, including the fact that the Litigation commenced almost nine years ago and has involved extensive motion practice, discovery by the United States, and a trial on damages, the Litigation Trustees currently expect that there are sufficient funds available to the CPR Trust and the Payment Trust from Washington Mutual, Inc. to permit the trusts to fund their portion of the Litigation expenses, as well as the administrative and other expenses of the trusts.

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

     As a result of Bank United Corp.’s original acquisition of certain of the assets and liabilities of United Savings Association of Texas in 1988, the Federal Home Loan Bank Board approved a forbearance letter issued on February 15, 1989. Under the terms of the forbearance letter, the Federal Savings and Loan Insurance Corporation agreed to waive or forbear from enforcing certain regulatory provisions concerning capital requirements, liquidity requirements, accounting requirements and other matters. After the enactment of the Financial Institutions Reform Recovery and Enforcement Act of 1989 (the “Act” or “FIRREA”), the Office of Thrift Supervision took the position that the capital standards set forth in the Act applied to all savings institutions, including those institutions that had been operating under previously granted capital and accounting forbearances, and that the Act eliminated those forbearances.

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

     In March 2004, the U.S. Court of Federal Claims rendered its decision on the plaintiffs’ Bill of Costs. The U.S. Court of Federal Claims taxed costs against the federal government in favor of the plaintiffs in the amount of $141,848.

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

     Beginning in August 2002 through November 2002, the plaintiffs (or appellants) and the federal government (or defendant – cross appellant) filed their opening, reply and opposing briefs with the Appeals Court.

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

     On November 5, 2003, the plaintiffs’ filed a Petition for Rehearing in the Appeals Court, seeking a rehearing by the panel and a rehearing by the full Appeals Court sitting en banc. Plaintiffs sought a rehearing on that part of the Appeals Court decision regarding the amount of expectancy damages they are entitled to as a result of their mitigation efforts. Plaintiffs did not seek a rehearing of the Appeals Court’s decision denying plaintiffs’ lost profits and cost of substitute capital claims.

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

     Following the Appeals Court denial, plaintiffs retained new counsel experienced in matters before the Supreme Court of the United States (“Supreme Court”). On April 9, 2004, the plaintiffs filed a Petition for a Writ of Certiorari (“Petition”) in the Supreme Court, requesting review of the Appeals Court decision. The government’s response to the Petition will be due on June 9, 2004 (the government sought an extension of time within which to file its response and it was granted by the Supreme Court). Amicus briefs, if any, will be due on that date as well.

     While the plaintiffs strongly believe in the validity and correctness of the points made in their Petition, there can be no assurances that the Supreme Court will grant review of the Appeals Court decision. The Supreme Court has absolute discretion to grant or deny review in virtually all cases in which petitions are filed. In this regard, the Supreme Court grants review in fewer than 100 cases per year, although approximately 8,200 petitions are filed during each annual term of the Supreme Court. Moreover, even if the Supreme Court were to accept review, it could still allow the Appeals Court judgement to stand.

     There are no time limits on when the Supreme Court must take action on petitions for review. While there can be no assurances, it is unlikely that the Supreme Court will act on plaintiffs’ petition before it leaves for its summer recess at the end of June. The Supreme Court should act on the petition when it returns in late September 2004 to consider the petitions that are filed during the summer. If the Supreme Court does not act on the plaintiffs’ petition prior to its summer recess, the earliest date that it would issue an order on the petition would be the first Monday in October 2004.

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

     In LaSalle Talman, the Court of Federal Claims awarded $5 million in expenses related to the thrift’s acquisition by an outside investor that was made necessary by the breach, but rejected further relief because it found that the thrift was better off in the years after the acquisition than the thrift would have been absent the breach, in part because of the beneficial effect on the thrift of significant additional capital infusions made by the investor after the initial acquisition that mitigated the breach. The Appeals Court affirmed in part, but reversed and remanded for a calculation of damages based on the difference between the thrift’s projected profits absent the breach and the thrift’s post-breach profits, excluding the effect of the additional infusions that occurred after the breach was mitigated and unrelated to the breach. The government’s petition for rehearing was denied and the case was remanded for further proceedings. On remand to the Court of Federal Claims, this case went to trial in April 2004. The court has not yet issued a judgment.

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

     The Appeals Court reduced the damages originally awarded to the plaintiff’s from $8,826,783 to $4,884,283. On November 5, 2003, the plaintiffs’ filed a Petition for Rehearing in the Appeals Court, seeking a rehearing by the panel and a rehearing by the full Appeals Court sitting en banc. Plaintiffs have sought a rehearing on that part of the Appeals Court decision regarding the amount of expectancy damages they are entitled to as a result of their mitigation efforts. Plaintiffs did not seek a rehearing of the Appeals Court’s decision denying plaintiffs’ lost profits and cost of substitute capital claims. The Appeals Court denied the Petition for Rehearing on December 12, 2003.

     On April 9, 2004, the plaintiffs timely filed a Petition in the Supreme Court, requesting a review of the Appeals Court decision.

     Until such time as all appeal efforts have been exhausted, it is impossible to predict the total amount of any recovery available to be paid to the CPR certificateholders because any recovery in the Litigation could be less than the fees, costs, interest, taxes and tax benefits associated with that recovery. Finally, as noted above, it is possible there will be no recovery in the Litigation.

     Legal expense, which is primarily comprised of third party attorney fees and costs, totaled $92,751 and $25,596 for the three months ended March 31, 2004 and 2003, respectively. The increase in legal expense is a result of more activity in the Litigation during the current period relating to the Petition filed in the Supreme Court during April 2004.

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

     The Litigation Trustee agreements provided for compensation to each Litigation Trustee during the term of his service as a Litigation Trustee. The agreements provided for payments totaling $500,000 per year for three years. The Litigation Trustees have now been paid all of their compensation payments. The Litigation Trustees continue to be entitled to reimbursement of all reasonable out-of-pocket expenses and other expenses. In addition, as an incentive to the Litigation Trustees, each of the Litigation Trustees received 291,899 CPR Certificates, representing 0.75% of the total number of CPR Certificates issuable in the Reorganization. If either of the Litigation Trustees were to resign his position prior to the termination of the Litigation, he would forfeit the 291,899 CPR Certificates awarded to him. As of the date hereof, Messrs. Heffron and Ranieri beneficially own 516,241 and 727,899 CPR Certificates, respectively.

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

Summary Financial Information

     The CPR Trust has no revenues. The CPR Trust’s only source of funding for payment of expenses and operations is Washington Mutual, Inc.’s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the three months ended March 31, 2004, as well as the cash balance available to cover accrued but unpaid expenses (dollars in thousands):

Three months ended
March 31, 2004
(unaudited)
Cash balance at December 31, 2003	$142

Deposits by WAMU during the period	—

142
Disbursements through period end
Licenses, permits and filing fees	(15)
Legal	(38)
Accounting and auditing fees	(18)
Trust administration fees	(12)
Office and other	(12)

Total disbursements through period end	(95)

Cash or expense fund advances not used at period end	47
Accrued expenses at period end, excluding interest costs
Legal	(89)
Accounting and auditing fees	(74)
Financial printing	(6)
Office and other	(7)

Total	(176)

Accrued expenses in excess of March 31, 2004 cash balances	$(129)

     During April 2004, an expense fund advance of $121,512 was received from Washington Mutual, Inc. in order to fund accrued expenses as of March 31, 2004. Additional advances will be requested and received from Washington Mutual, Inc. as needed to fund future cash requirements.

     Interest expense of $98,814 was accrued in other liabilities during the three months ended March 31, 2004, for interest payable to Washington Mutual, Inc. on expense fund advances, at an interest rate provided for under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

     The Registrant has no litigation currently pending. For a discussion of the litigation in which the CPR Trust has an interest, see Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Litigation.

Items 2 through 5 are not applicable or the answers are negative.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jonathon K. Heffron.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Salvatore A. Ranieri.

32.1 Certification of Periodic Report by Litigation Trustee Jonathon K. Heffron.

32.2 Certification of Periodic Report by Litigation Trustee Salvatore A. Ranieri.

(b)	Reports on Form 8-K

     During the period covered by this report, the following reports on Form 8-K were filed by the registrant:

1.	February 23, 2004, Item 5, Other Events. Press release relates to (a) plaintiffs’ retention of counsel for certain matters relating to the possibility of seeking review before the Supreme Court of the United States, and, if warranted, to prepare and file a Petition for a Writ of Certiorari, and (b) plaintiffs’ application for Chief Justice of the Supreme Court William H. Rehnquist for an extension of time to file the petition.

2.	February 28, 2004, Item 5, Other Events. Press release announces that the plaintiffs’ previously announced request for a thirty-day extension of time to seek review before the Supreme Court of the United States of the September 22, 2003 judgment of the Appeals Court was granted and that plaintiffs have until April 9, 2004 within which to seek review.

3.	March 18, 2004, Item 5, Other Events. Press release relates to the March 3, 2004 announcement by the U.S. Court of Federal Claims whereby it taxed costs against the defendant United States of America in favor of the plaintiffs in the amount of $141,848.

4.	April 11, 2004, Item 5, Other Events. Press release announces that the plaintiffs timely filed a Petition for a Writ of Certiorari (“Petition”) in the Supreme Court of the United States, requesting a review of the decision of the Appeals Court.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

By: /s/ Jonathon K. Heffron
Name: Jonathon K. Heffron
Title: Litigation Trustee

By: /s/ Salvatore A. Ranieri
Name: Salvatore A. Ranieri
Title: Litigation Trustee

Dated: May 7, 2004

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