Form 10-Q
period 2004-06-30
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2004-08-11
CIK 1127777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 29, 2004, there were 38,840,042 Contingent Payment Rights Certificates (no par value) outstanding.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENT OF FINANCIAL CONDITION
(dollars in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash (note 1)	$29	$142
Accounts receivable (note 2)	2	6
Prepaid expenses	11	1

Total assets	$42	$149

LIABILITIES AND CERTIFICATEHOLDERS’ DEFICIT
Expense fund advances (note 4)	$5,613	$5,492
Other liabilities (notes 4 and 7)	953	747

Total liabilities	6,566	6,239
Certificateholders’ deficit (note 5)
Certificates, no par value, 38,919,884 authorized, 38,840,042 issued and outstanding in 2004 and 38,814,022 in 2003	—	—
Accumulated deficit	(6,524)	(6,090)

Total certificateholders’ deficit	(6,524)	(6,090)

Total liabilities and certificateholders’ deficit	$42	$149

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
REVENUE	$—	$—	$—	$—

EXPENSES
Litigation trustee fees (note 3)	—	(250)	—	(500)
Licenses, permits and filing fees	(3)	(4)	(7)	(7)
Legal expense (note 2)	(16)	(151)	(109)	(176)
Accounting and auditing fees	(33)	(21)	(69)	(38)
Trust administration fees	(6)	(6)	(12)	(12)
Financial printing expense	(5)	(3)	(6)	(3)
Interest expense (note 4)	(101)	(82)	(200)	(161)
Office and other	(12)	(18)	(31)	(29)

	(176)	(535)	(434)	(926)

NET LOSS	$(176)	$(535)	$(434)	$(926)

NET LOSS PER CERTIFICATE	$—	$(0.01)	$(0.01)	$(0.02)

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS’ DEFICIT
(unaudited)
(dollars in thousands)

				Total
	Number of		Accumulated	Certificateholders'
	Certificates	Certificates	Deficit	Deficit
Balance at December 31, 2002	38,716,528	$—	$(4,324)	$(4,324)
Shares issued	97,994	—	—	—
Net loss	—	—	(926)	(926)

Balance at June 30, 2003	38,814,522	$—	$(5,250)	$(5,250)

Balance at December 31, 2003	38,814,022	$—	$(6,090)	$(6,090)
Shares issued	26,020	—	—	—
Net loss	—	—	(434)	(434)

Balance at June 30, 2004	38,840,042	$—	$(6,524)	$(6,524)

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended	Six months ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(434)	$(926)
Adjustments to reconcile net loss to cash used in operating activities
Increase in other assets	(6)	(8)
Increase in other liabilities	206	108

Total adjustments	200	100

Net cash used in operating activities	(234)	(826)

CASH FLOWS FROM FINANCING ACTIVITIES
Expense fund advances	121	198

Net decrease in cash	(113)	(628)
CASH AT BEGINNING OF PERIOD	142	631

CASH AT END OF PERIOD	$29	$3

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
Notes to Financial Statements

1. Summary of Significant Accounting Policies

     Principles of presentation

     The Bank United Corp. Litigation Contingent Payment Rights Trust (the “CPR Trust”) is a statutory business trust created under Delaware law on November 2, 2000. Bank United Corp. created the CPR Trust in connection with its merger with Washington Mutual, Inc., which was completed on February 9, 2001. The assets of the CPR Trust consist primarily of the right to receive a portion of any proceeds received by Washington Mutual, Inc. and Washington Mutual Bank, FA (as successors to Bank United Corp. and Bank United) in any judgment or settlement of the forbearance litigation (the “Litigation”) against the United States described below in note 2. As indicated in note 2, on April 9, 2004, the plaintiffs timely filed a Petition for a Writ of Certiorari (“Petition”) in the Supreme Court, requesting review of the Appeals Court Decision. The Supreme Court is not expected to rule on the Petition until October 2004. After the Litigation has been resolved, the Trust will be terminated and cease to exist.

     The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

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

     Net loss per certificate

     The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (38,840,042 and 38,834,304 average certificates outstanding for the three and six months ended June 30, 2004, and 38,775,226 and 38,746,039 average certificates outstanding for the three and six months ended June 30, 2003). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

     In October 2001, the court ruled that the plaintiffs were not entitled to any lost profits, but were entitled to recover mitigation costs of $8,826,783 .

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

     Beginning in August 2002 through November 2002, the plaintiffs and the government filed their opening, reply, and opposing briefs with the Appeals Court.

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

     On May 19, 2003, the plaintiffs filed a Motion for Leave to File a Post-Argument Clarification and their Post-Argument Clarification. The Appeals Court denied the motion by order dated May 28, 2003. No reasons were given for the denial.

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

     Following the Appeals Court decision, plaintiffs retained new counsel experienced in matters before the Supreme Court of the United States (“Supreme Court”). On April 9, 2004, the plaintiffs timely filed a Petition for a Writ of Certiorari (“Petition”) in the Supreme Court, requesting review of the Appeals Court decision. On July 9, 2004, the government timely filed its brief in opposition to the Petition. On July 22, 2004, plaintiffs timely filed a reply brief to the government’s brief in opposition. According to the Supreme Court’s automated docket system, the case has been distributed to the Justices for Conference on September 27, 2004. The Supreme Court is not expected to rule on the Petition until October 2004.

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

     The amount owed by the CPR Trust to Washington Mutual, Inc. at June 30, 2004 for expense fund advances exceeds the final award from the Appeals Court of $4,884,283 and costs in the amount of $141,848 taxed against the federal government in favor of the plaintiffs by the Claims Court. If the Litigation were to terminate because of a decision by the Supreme Court not to accept review of the case or a decision to affirm the Appeals Court judgment, there would be no recovery to the CPR certificateholders because the CPR Trust’s 85% share of the total judgment awarded by the Appeals Court (plus the CPR Trust’s 85% share of the $141,848 in total costs taxed against the federal government by the U.S. Court of Federal Claims) is less than the amount that is owed by the CPR Trust to Washington Mutual, Inc.

     The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At June 30, 2004 and December 31, 2003, the CPR Trust had outstanding receivables from Hyperion Partners L.P. totaling $1,919 and $3,357, which were current as to payment terms.

3. Litigation trustee fees

     The CPR Trust and the Litigation are managed by the two Litigation Trustees who have knowledge of the facts underlying the Litigation and who have previously served as general counsel to Bank United Corp. or its predecessor entities. In turn, the Litigation Trustees each received a $500,000 fee per year, for three years, and 291,899 CPR Certificates upon the formation of the CPR Trust. The Litigation Trustees have been paid all of their compensation payments as of December 31, 2003. If either of the Litigation Trustees were to resign his position prior to the termination of the Litigation, he would forfeit the 291,899 CPR Certificates awarded to him.

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

     The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $101,671 and $200,485 was incurred during the three and six months ended June 30, 2004, and $82,246 and $160,499 was incurred during the three and six months ended June 30, 2003. At June 30, 2004 and December 31, 2003, accrued interest payable due to Washington Mutual, Inc. was $860,981 and $660,496, respectively, and included in other liabilities on the statements of financial condition. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

     The CPR Trust may issue additional CPR Certificates to raise funds to pay expenses and is authorized to borrow additional funds for the purpose of funding its expenses, subject to certain limitations. If the CPR Trust accrues expenses in excess of the Washington Mutual, Inc. funding obligations, such amounts will be deducted from the amounts payable to the holders of CPR Certificates.

5. Certificateholders’ deficit

     At June 30, 2004 and December 31, 2003, the certificateholders’ deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

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

     At June 30, 2004, 38,840,042 CPR Certificates had been issued and were outstanding as follows: 32,743,289 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,286,972 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At June 30, 2004, 79,842 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

7. Other liabilities

     At June 30, 2004, other liabilities is principally comprised of various accrued expenses including interest costs, accounting and auditing fees, and legal fees.

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

     At June 30, 2004, 38,840,042 CPR Certificates had been issued and were outstanding as follows: 32,743,289 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,286,972 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At June 30, 2004, 79,842 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

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

     By way of example only, the following illustrates the payment that would be made to the holders of CPR Certificates assuming (1) three separate damage recovery scenarios: (i) an award of $5,026,131, which includes the $4,884,283 awarded by the Appeals Court in its September 22, 2003, decision and costs in the amount of $141,848 taxed against the federal government in favor of the plaintiffs by the Claims Court, (ii) an award of $8,968,631, which includes the $8,826,783 awarded by the Claims Court judgment in favor of plaintiffs entered on January 8, 2002, and costs in the amount of $141,848 taxed against the federal government in favor of the plaintiffs by the Claims Court, and (iii) an award of $170.65 million, the total amount of the Claims Court’s judgment plus additional amounts that plaintiffs sought pursuant to their motions for amended findings and judgment and costs in the amount of $141,848 taxed against the federal government in favor of the plaintiffs by the Claims Court, (2) a Washington Mutual, Inc. tax rate of 38.84%, (3) expense reimbursements to Washington Mutual, Inc. of $5.613 million as of June 30, 2004, and (4) interest in the amount of $860,981 payable as of June 30, 2004, to Washington Mutual, Inc. on the expense advances, calculated in accordance with terms provided in the Commitment Agreement.

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

	Scenario	Scenario	Scenario
Example	One	Two	Three
Assumed damage recovery	$5,026,131	$8,968,631	$170,650,675

Portion of damage recovery payable to Washington Mutual, Inc. (85% of total recovery)	$4,272,211	$7,623,336	$145,053,074
Assumed taxes	(1,659,327)	(2,960,904)	(56,338,614)

Proceeds less assumed taxes	2,612,884	4,662,432	88,714,460
Reimbursement of expenses to Washington Mutual, Inc.	(5,613,196)	(5,613,196)	(5,613,196)
Interest on advances from Washington Mutual, Inc.	(860,981)	(860,981)	(860,981)

Net proceeds (shortfall)	$(3,861,293)	$(1,811,745)	$82,240,283
Maximum number of CPR Certificates authorized and issuable pursuant to the Reorganization	38,919,884	38,919,884	38,919,884

Illustrative range of proceeds per CPR Certificate	$—	$—	$2.11

     As discussed below in the Litigation, on September 22, 2003, the Appeals Court reduced the plaintiffs’ award from $8,826,783 to $4,884,283. On December 12, 2003, the Appeals Court denied the plaintiffs’ November 5, 2003, Petition for Rehearing, thereby finalizing the award of $4,884,283 to plaintiffs. On April 9, 2004, the CPR Trust filed a Petition for a Writ of Certiorari (the “Petition”) in the Supreme Court, requesting review of the Appeals Court decision. The government filed an opposition to the Petition on July 9, 2004. On July 22, 2004, plaintiffs timely filed a reply brief to the government’s brief in opposition. According to the Supreme Court’s automated docket system, the case has been distributed to the Justices for Conference on September 27, 2004.

     The amount owed by the CPR Trust to Washington Mutual, Inc. of approximately $5.613 million at June 30, 2004 for expense fund advances exceeds the $4,884,283 award plus the costs (of $141,848) taxed against the government in favor of the plaintiffs totaling $5.026 million. Accordingly, if the Litigation were to terminate because of a decision by the Supreme Court not to accept review of the case or a decision to affirm the Appeals Court judgment, there would be no recovery to the CPR certificateholders because the CPR Trust’s 85% share of the total judgment awarded by the Appeals Court (plus the CPR Trust’s 85% share of the $141,848 in total costs taxed against the federal government by the Court of Claims) is less than the amount that is owed by the CPR Trust to Washington Mutual, Inc. In summary, as has always been the case ever since the CPR Certificates were first registered and issued, it is possible that there will be no recovery to the CPR certificateholders in the Litigation and that the CPR Certificates may be worthless.

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

     Certain Tax Matters. The Reorganization and the merger with Washington Mutual, Inc. were each structured to qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code. However, receipt of the CPR Certificates by the former Bank United Corp. stockholders was treated as additional, taxable merger consideration to the stockholder for tax purposes in an amount equal to the fair market value of the CPR Certificates as of February 9, 2001. The Litigation Trustees believe that the fair market value on that date was $0.35 based on the average of the high and low trading prices of the CPR Certificates on the over-the-counter market on that date. The tax information returns provided to the Internal Revenue Service and the holders of CPR Certificates reflected this valuation. Receipt of CPR Certificates by holders of Bank United Corp. stock options and 8% Corporate Premium Income Equity Securities (which subsequently became the Washington Mutual, Inc. 8% Corporate Premium Income Equity Securities or WM PIES) were taxable based on the fair market value of the CPR Certificates at the time of receipt. CPR certificateholders are urged to consult with their tax advisor.

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

     Expenses. Under the Commitment Agreement, at the request of the CPR Trust or the Payment Trust, Washington Mutual, Inc. must provide the trusts with funds to pay their expenses. The maximum aggregate amount that Washington Mutual, Inc. is obligated to pay for the life of the trusts is $10 million, unless the Litigation is pursued through additional trial court proceedings and appeals, in which case Washington Mutual, Inc. will be obligated to pay those additional expenses subject to a maximum obligation of $13 million. The Commitment Agreement requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses. As of June 30, 2004, $5.613 million had been advanced to the CPR Trust.

     Based on discussions with counsel to the Litigation and certain factors, including the fact that the Litigation commenced nine years ago and has involved extensive motion practice, discovery by the United States, and a trial on damages, the Litigation Trustees currently expect that there are sufficient funds available to the CPR Trust and the Payment Trust from Washington Mutual, Inc. to permit the trusts to fund their portion of the Litigation expenses, as well as the administrative and other expenses of the trusts.

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

The Litigation

     General. The following description of the Litigation does not purport to be a full or complete description of the legal or factual issues presented, the court opinions rendered, or the relevant law, and the description is in all respects qualified by reference to the documents filed in connection with the relevant litigation, opinions, and law.

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

     In July 1996, Bank United Corp. and Bank United entered into a recovery agreement with Hyperion Partners L.P. acknowledging the relative value among the parties of claims in the pending Litigation. The agreement confirmed that Bank United Corp. and Bank United would be entitled to receive 85% of the amount, if any, recovered as a result of any settlement of or a judgment on these claims and that Hyperion Partners L.P. would be entitled to receive 15% of this amount. The plaintiffs are obligated to continue to cooperate in good faith and to use their best efforts to maximize the total amount, if any, that they may recover. Pursuant to the agreement, Hyperion Partners L.P. shares in the expenses of the Litigation in the same proportion as it shares in any recovery in the Litigation, although Hyperion Partners L.P. does not share in any expenses relating to the CPR Trust, the Payment Trust, the CPR Certificates or the operation or administration thereof.

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

     On January 23, 2002, the plaintiffs filed motions with the court asking it to (i) amend certain findings in its October 29, 2001 opinion and amend the judgment of January 8, 2002, (ii) reopen the record to receive additional documentary evidence, and (iii) reopen the record to admit additional evidence omitted from the trial record. The plaintiffs’ motions alleged that the court’s findings and judgment did not take into account undisputed evidence in the trial record relating to the costs of the mitigation found by the court. The plaintiffs alleged that the trial record contained evidence of the dividends paid to investors through March 1999 on the $85,500,000 of preferred stock Bank United issued in 1992, the $35,338,988 infused by plaintiffs into Bank United as common equity capital in 1990 and 1991, and the return plaintiffs would have made on that capital.

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

     Beginning in August 2002 through November 2002, the plaintiffs and the federal government filed their opening, reply and opposing briefs with the Appeals Court.

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

     On May 19, 2003, the plaintiffs filed a Motion for Leave to File a Post-Argument Clarification and their Post-Argument Clarification. The Appeals Court denied the motion by order dated May 28, 2003. No reasons were given for the denial.

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

     Following the Appeals Court denial, plaintiffs retained new counsel experienced in matters before the Supreme Court of the United States (“Supreme Court”). On April 9, 2004, the plaintiffs filed a Petition for a Writ of Certiorari (“Petition”) in the Supreme Court, requesting review of the Appeals Court decision. On July 9, 2004, the government timely filed its brief in opposition to the Petition. On July 22, 2004, plaintiffs timely filed a reply brief to the government’s brief in opposition. According to the Supreme Court’s automated docket system, the case has been distributed to the Justices for Conference on September 27, 2004. The Supreme Court is not expected to rule on the Petition until October 2004.

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

     The Appeals Court, which hears appeals from the United States Court of Federal Claims, has decided, in addition to Bank United v. United States, Glendale Federal Bank v. United States, California Federal Bank v. United States, Bluebonnet Savings Bank v. United States, Glass v. United States, Landmark Land Company v. United States, Coast Federal Bank v. United States, Castle v. United States, LaSalle Talman Bank v. United States, Bailey

v. United States, Hansen Bancorp, Inc. v. United States, and Barron Bancshares, Inc. v. United States.

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

     In Bailey, the Court of Federal Claims granted summary judgment in favor of the United States on the plaintiffs’ contract and Fifth Amendment takings claim. The Court of Federal Claims ruled that the shareholders of the thrift and the FDIC did not have standing to pursue their contract claims, that the FDIC did not have standing to pursue its takings claim, and that the shareholders did not establish a taking of their contractual remedy. The Appeals Court affirmed the judgment on these same grounds. The shareholders filed a petition for rehearing, which was denied. The shareholders then filed a petition for writ of certiorari at the Supreme Court of the United States. The petition for writ of certiorari was denied by the Supreme Court on June 1, 2004, and the case is now concluded.

     In Hansen Bancorp, the Court of Federal Claims granted summary judgment in favor of the plaintiff’s restitution claim for $1 million infused into the bank at the time of the supervisory merger. The bank was subsequently seized by the government after FIRREA revoked regulatory capital forbearances. The Appeals Court reversed, holding that there was a genuine issue of material fact as to whether FIRREA constituted the “total breach” of the supervisory merger contract necessary to justify restitution. As a result, the Appeals Court remanded the case for the Court of Federal Claims to determine whether the facts and circumstances of this case constituted a total breach, rather than only rely on the Supreme Court’s decision in Winstar for that conclusion. The Appeals Court also held, however, that if the lower court were to find a “total breach” on remand, that the plaintiff would be entitled not only to the infused cash, but also to the value of stock swapped between the acquirer bank and the seized bank. This case is awaiting proceedings on remand in the Court of Federal Claims.

     In Barron Bancshares, the Court of Federal Claims granted summary judgment to the government, determining that certain capital credit and supervisory goodwill terms in the supervisory merger agreement were not “contractual obligations,” but instead non-binding descriptions of current regulatory treatment, and that the breach of an additional regulatory forbearance term, while a contractual obligation, did not cause the bank’s seizure. The Appeals Court reversed the summary judgment for the government. According to the Appeals Court, the capital credit and supervisory goodwill terms were enforceable contractual obligations. Moreover, the Appeals Court held that there was a genuine issue of material fact as to whether the breach of the regulatory forbearance promise caused the bank’s seizure and, therefore, the damages at issue. The Appeals Court remanded the case to the Court of Federal Claims for further proceedings, which are currently pending.

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

     On April 9, 2004, the plaintiffs timely filed a Petition in the Supreme Court, requesting a review of the Appeals Court decision. On July 9, 2004, the government timely filed its brief in opposition to the Petition. On July 22, 2004, plaintiffs timely filed a reply brief to the government’s brief in opposition. According to the Supreme Court’s automated docket system, the case has been distributed to the Justices for Conference on September 27, 2004. The Supreme Court is not expected to rule on the Petition until October 2004.

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

     Legal expense, which is primarily comprised of third party attorney fees and costs, totaled $15,834 and $108,585 for the three and six months ended June 30, 2004, and $150,724 and $176,320 for the three and six months ended June 30, 2003, respectively.

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

     The Litigation Trustee agreements provided for compensation to each Litigation Trustee during the term of his service as a Litigation Trustee. The agreements provided for payments totaling $500,000 per year for three years. The Litigation Trustees have been paid all of their compensation payments as of December 31, 2003. The Litigation Trustees continue to be entitled to reimbursement of all reasonable out-of-pocket expenses and other expenses. In addition, as an incentive to the Litigation Trustees, each of the Litigation Trustees received 291,899 CPR Certificates, representing 0.75% of the total number of CPR Certificates issuable in the Reorganization. If either of the Litigation Trustees were to resign his position prior to the termination of the Litigation, he would forfeit the 291,899 CPR Certificates awarded to him. As of the date hereof, Messrs. Heffron and Ranieri beneficially own 516,241 and 727,899 CPR Certificates, respectively.

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

Summary Financial Information

     The CPR Trust has no revenues. The CPR Trust’s only source of funding for payment of expenses and operations is Washington Mutual, Inc.’s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the six months ended June 30, 2004, as well as the cash balance available to cover accrued but unpaid expenses (dollars in thousands):

Six months ended
June 30, 2004
(unaudited)
Cash balance at December 31, 2003	$142
Deposits by WAMU during the period	121

263
Disbursements through period end
Licenses, permits and filing fees	(15)
Legal	(120)
Accounting and auditing fees	(60)
Trust administration fees	(17)
Office and other	(22)

Total disbursements through period end	(234)

Cash or expense fund advances not used at period end	29
Accrued expenses at period end, excluding interest costs
Legal	(10)
Accounting and auditing fees	(65)
Financial printing	(8)
Office and other	(9)

Total	(92)

Accrued expenses in excess of June 30, 2004 cash balances	$(63)

     During July 2004, an expense fund advance of $62,132 was received from Washington Mutual, Inc. in order to fund accrued expenses as of June 30, 2004. Additional advances will be requested and received from Washington Mutual, Inc. as needed to fund future cash requirements up to the maximum amount as defined in the Commitment

Agreement.

     Interest expense of $200,485 was accrued in other liabilities during the six months ended June 30, 2004, for interest payable to Washington Mutual, Inc. on expense fund advances, at an interest rate provided for under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon receipt of the Commitment Amount.

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

Wachovia Bank, N.A.
Equity Services Group
NC 1153
1525 West. W.T. Harris Blvd., 3C3
Charlotte, North Carolina 28262-8522

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

     Changes in Internal Controls

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

32.1 Certification of Periodic Report by Litigation Trustee Jonathon K. Heffron.

32.2 Certification of Periodic Report by Litigation Trustee Salvatore A. Ranieri.

          (b) Reports on Form 8-K

     During the period covered by this report, the following reports on Form 8-K were filed by the registrant:

1.	July 16, 2004, Item 5, Other Events. Press release announces that the government timely filed its Brief in Opposition to the Plaintiffs’ Petition for a Writ of Certiorari in the

Supreme Court of the United States.

2.	July 26, 2004, Item 5, Other Events. Press release announces that the plaintiffs had timely filed a reply brief to the government’s brief in opposition to the plaintiffs’ petition for a writ of certiorari in the Supreme Court of the United States, which had requested review of the decision of the U.S. Court of Appeals for the Federal Circuit.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
	By:	/s/ Jonathon K. Heffron
		Name:	Jonathon K. Heffron
		Title:	Litigation Trustee

	By:	/s/ Salvatore A. Ranieri
		Name:	Salvatore A. Ranieri
Dated: August 2, 2004		Title:	Litigation Trustee

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jonathon K. Heffron.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Salvatore A. Ranieri.
32.1	Certification of Periodic Report by Litigation Trustee Jonathon K. Heffron.
32.2	Certification of Periodic Report by Litigation Trustee Salvatore A. Ranieri.