Form 10-Q
period 2004-09-30
BANK UNITED CORP LITIGATION CONTINGENT PAYMENTS RIGHTS TRUST
filed 2004-11-15
CIK 1127777

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 1, 2004, there were 38,840,042 Contingent Payment Rights Certificates (no par value) outstanding.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Cash (note 1)	$6	$142
Accounts receivable (note 2)	7	6
Prepaid expenses	6	1

Total assets	$19	$149

LIABILITIES AND CERTIFICATEHOLDERS’ DEFICIT
Expense fund advances (note 4)	$5,675	$5,492
Other liabilities (notes 4 and 7)	1,066	747

Total liabilities	6,741	6,239
Certificateholders’ deficit (note 5)
Certificates, no par value, 38,919,884 authorized, 38,840,042 issued and outstanding in 2004 and 38,814,022 in 2003 (note 2)	—	—
Accumulated deficit	(6,722)	(6,090)

Total certificateholders’ deficit	(6,722)	(6,090)

Total liabilities and certificateholders’ deficit	$19	$149

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
REVENUE	$—	$—	$—	$—

EXPENSES
Litigation trustee fees (note 3)	—	(250)	—	(750)
Licenses, permits and filing fees	(4)	(4)	(11)	(11)
Legal expense (note 2)	(29)	(10)	(138)	(186)
Accounting and auditing fees	(38)	(21)	(107)	(59)
Trust administration fees	(6)	(6)	(18)	(18)
Financial printing expense	(4)	(2)	(10)	(6)
Interest expense (note 4)	(105)	(93)	(305)	(253)
Office and other	(12)	(17)	(43)	(46)

	(198)	(403)	(632)	(1,329)

NET LOSS	$(198)	$(403)	$(632)	$(1,329)

NET LOSS PER CERTIFICATE	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF CHANGES IN CERTIFICATEHOLDERS’ DEFICIT
(unaudited)
(dollars in thousands)

				Total
	Number of		Accumulated	Certificateholders’
	Certificates	Certificates	Deficit	Deficit
Balance at December 31, 2002	38,716,528	$—	$(4,324)	$(4,324)
Shares issued	106,811	—	—	—
Net loss	—	—	(1,329)	(1,329)

Balance at September 30, 2003	38,823,339	$—	$(5,653)	$(5,653)

Balance at December 31, 2003	38,814,022	$—	$(6,090)	$(6,090)
Shares issued	26,020	—	—	—
Net loss	—	—	(632)	(632)

Balance at September 30, 2004	38,840,042	$—	$(6,722)	$(6,722)

See accompanying notes to financial statements.

BANK UNITED CORP. LITIGATION CONTINGENT PAYMENT RIGHTS TRUST
STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended	Nine months ended
	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(632)	$(1,329)
Adjustments to reconcile net loss to cash used in operating activities
Decrease (increase) in other assets	(6)	7
Increase in other liabilities	319	188

Total adjustments	313	195

Net cash used in operating activities	(319)	(1,134)

CASH FLOWS FROM FINANCING ACTIVITIES
Expense fund advances	183	815

Net decrease in cash	(136)	(319)
CASH AT BEGINNING OF PERIOD	142	631

CASH AT END OF PERIOD	$6	$312

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

     As discussed in note 2, on April 9, 2004, the plaintiffs timely filed a Petition for a Writ of Certiorari (“Petition”) in the Supreme Court, requesting review of the Appeals Court Decision. On October 4, 2004, the Supreme Court issued an order denying the plaintiffs’ Petition. The Supreme Court’s order effectively concludes the Litigation and renders the CPR certificates worthless. The certificates have been delisted on the NASDAQ and the CPR Trust is in the process of taking the necessary and appropriate actions to terminate the CPR Trust and deregistering the certificates with the SEC. There will be no recovery to the certificateholders because no proceeds will be received by the CPR Trust. The amount owed by the CPR Trust to Washington Mutual, Inc. for expense fund advances and related interest exceeds the amount of Litigation proceeds Washington Mutual, Inc. will receive.

     The unaudited financial statements of the CPR Trust included herein reflect all adjustments, consisting only of recurring normal adjustments, which are, in the opinion of the Litigation Trustees, necessary to present fairly the results for the interim period indicated. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results of operations to be expected for the remainder of the year.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the CPR Trust’s annual report on Form 10-K for the year ended December 31, 2003.

     Basis of Accounting

     No adjustments have been made to the unaudited financial statements of the CPR Trust to reflect the expected future consequences of the accounting for the final termination and liquidation of the CPR Trust. Such future accounting consequences primarily relate to (1) the difference in the amount of Litigation proceeds to be received by Washington Mutual,

Inc. and the amount owed by the CPR Trust to Washington Mutual, Inc. and (2) future expenses to be incurred to terminate and liquidate the CPR Trust.

     Of the total Litigation proceeds of $5,026,131, 85% will be paid to Washington Mutual, Inc. and 15% will be paid to Hyperion Partners L.P.(see note 2). The proceeds of $4,272,211 to be received by Washington Mutual, Inc. will be applied in full to the amount it is owed by the CPR Trust for expense fund advances and the related interest (which total $6,641,108 at September 30, 2004). Because the amount owed by the CPR Trust to Washington Mutual, Inc. exceeds Washington Mutual, Inc.’s share of the Litigation proceeds, no Litigation proceeds will be remitted to the CPR Trust. Further, at the time the Litigation proceeds are collected, the difference between the amount owed to Washington Mutual, Inc. by the CPR Trust and the Litigation proceeds received by Washington Mutual, Inc. will be reflected as a gain on the books and records of the CPR Trust. As of September 30, 2004, the Litigation Trustees estimate this gain to approximate $2,368,897.

     Ongoing expenses of the CPR Trust necessary to terminate and liquidate the CPR Trust, which Washington Mutual, Inc. is contractually obligated to fund, are expected to approximate $35,000. Depending on the time frame in which the CPR Trust is ultimately liquidated, and the amount of expense fund advances necessary to fund such expenses, the actual results, including the ultimate gain, could differ from these estimates.

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

     Net loss per certificate

     The net loss per certificate was calculated by dividing the net loss by the weighted average number of certificates outstanding (38,840,042 and 38,836,230 average certificates outstanding for the three and nine months ended September 30, 2004, and 38,822,921 and 38,771,948 average certificates outstanding for the three and nine months ended September 30, 2003). The only potentially dilutive effect, if the CPR Trust had earnings, would result from the exercise of the remaining outstanding stock options. However, because the CPR Trust incurred a net loss, no dilutive effect was considered in the net loss per certificate calculation.

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

     As discussed below, the Litigation proceedings have been effectively concluded with the issuance of the Supreme Court’s order on October 4, 2004. The CPR Trust is in the process of taking the necessary and appropriate actions to terminate the CPR Trust and deregistering the certificates with the SEC. There will be no recovery to the certificateholders.

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

     In October 2001, the court ruled that the plaintiffs were not entitled to any lost profits, but were entitled to recover mitigation costs of $8,826,783.

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

     On October 4, 2004, the Supreme Court issued an order denying the Petition.

     The Supreme Court’s order effectively concludes the Litigation. The plaintiffs will now proceed to collect the $4,884,283 judgment against the government. There will be no recovery to the certificateholders because Washington Mutual, Inc.’s 85% share of the $4,884,283 judgment awarded by the Appeals Court plus its 85% share of the $141,847.73 in total costs taxed against the Defendant by the U. S. Court of Federal Claims (the “Total Award” of $5,026,130.73) is less than the amount that is owed by the CPR Trust to Washington Mutual, Inc. (See note 4.)

     The Supreme Court’s denial of the Petition renders the certificates worthless. The certificates have been delisted with the NASDAQ and they will no longer be available for purchase and sale on the NASDAQ or any other public securities exchange. In addition, the CPR Trust will take all necessary and appropriate actions to terminate the CPR Trust and make application to the SEC to deregister the certificates. The CPR Trust will provide the certificateholders notice of these actions when they are taken.

     The terms of the July 1996 recovery agreement entered into by Bank United Corp., Bank United, and Hyperion Partners L.P., entitle Washington Mutual, Inc. and Washington Mutual Bank, FA, as successors to Bank United Corp. and Bank United, respectively, to 85% of any recovery in connection with the Litigation. Hyperion Partners L.P. is entitled to the remaining 15%. The recovery agreement further provides for Hyperion Partners L.P. to share in 15% of the expenses of the Litigation (primarily attorney fees and costs). At September 30, 2004 and December 31, 2003, the CPR Trust had outstanding receivables from Hyperion Partners L.P. totaling $6,840 and $3,357, which were current as to payment terms.

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

Washington Mutual, Inc. is obligated to advance amounts to pay expenses of the CPR Trust, including expenses of the Litigation, fees and expenses of the Litigation Trustees, and all administrative expenses. The maximum amount that Washington Mutual, Inc. is obligated to pay is $10 million, unless additional court proceedings are necessary, in which case Washington Mutual, Inc. is obligated to pay an additional $3 million. Advances funded by Washington Mutual, Inc. will be reimbursed to Washington Mutual, Inc. from Litigation proceeds it receives, before the payment of any amounts to the holders of CPR Certificates.

     The expense fund advances accrue interest payable to Washington Mutual, Inc. at varying rates of interest. Outstanding advance balances up to $5 million accrue interest at 7% per annum, advance balances exceeding $5 million but less than $10 million accrue interest at 10% per annum, and advance balances exceeding $10 million accrue interest at 15% per annum. Interest expense of $104,766 and $305,257 was incurred during the three and nine months ended September 30, 2004, and $92,881 and $253,380 was incurred during the three and nine months ended September 30, 2003. At September 30, 2004 and December 31, 2003, accrued interest payable due to Washington Mutual, Inc. was $965,747 and $660,496, respectively, and included in other liabilities on the statements of financial condition. Interest is not due to Washington Mutual, Inc. until there is a recovery, if any, in the Litigation.

     As discussed in note 2, the Supreme Court’s order issued on October 4, 2004, effectively concludes the Litigation. While the plaintiffs have been awarded two judgements, the expense fund advances and accrued interest payable to Washington Mutual, Inc. by the CPR Trust (totaling $6.641 million) exceed Washington Mutual, Inc.’s 85% share of the Total Award.

     Under the terms of the Commitment Agreement, Washington Mutual, Inc. is contractually obligated to advance funds to the CPR Trust in order for it to liquidate its operations and terminate its existence.

5. Certificateholders’ deficit

     At September 30, 2004 and December 31, 2003, the certificateholders’ deficit consists of the accumulated deficit from the operations of the CPR Trust. The CPR Certificates have no stated or par value for financial statement purposes.

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

     At September 30, 2004, 38,840,042 CPR Certificates had been issued and were outstanding as follows: 32,743,289 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,286,972 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At September 30, 2004, 79,842 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

6. Payment to certificateholders

     The Supreme Court’s order on October 4, 2004, discussed in note 2, rendered the CPR Trust’s certificates worthless. There will be no recovery to the certificateholders because Washington Mutual, Inc.’s share of the Total Award is less than the amount that is owed by the CPR Trust to Washington Mutual, Inc. The certificates have been delisted on the NASDAQ and the CPR Trust is in the process of terminating its existence and deregistering the certificates with the SEC.

7. Other liabilities

     At September 30, 2004, other liabilities is principally comprised of various accrued expenses including interest costs, accounting and auditing fees, and legal fees. Washington Mutual, Inc. is contractually obligated to continue to advance funds to the CPR Trust in order for it to liquidate its operations and terminate its existence.

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

     As discussed in The Litigation, on April 9, 2004, the plaintiffs timely filed a Petition for a Writ of Certiorari (“Petition”) in the Supreme Court, requesting review of the Appeals Court Decision. On October 4, 2004, the Supreme Court issued an order denying the plaintiffs’ Petition. The Supreme Court’s order effectively concludes the Litigation and renders the CPR certificates worthless. The certificates have been delisted on the NASDAQ and the CPR Trust is in the process of taking the necessary and appropriate actions to terminate the CPR Trust and deregistering the certificates with the SEC. There will be no recovery to the certificateholders.

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

     At September 30, 2004, 38,840,042 CPR Certificates had been issued and were outstanding as follows: 32,743,289 CPR Certificates in respect of shares of Bank United Corp. common stock outstanding upon the Reorganization, 3,286,972 CPR Certificates in respect of Bank United Corp. stock options outstanding upon Reorganization, 2,225,983 CPR Certificates in respect of the WM PIES and 583,798 CPR Certificates issued to the Litigation Trustees. At September 30, 2004, 79,842 CPR Certificates had not been issued relating to unexercised Bank United Corp. stock options.

     Bank United Corp. also created the Bank United Corp. Payment Rights Trust (the “Payment Trust”) in connection with the Washington Mutual, Inc. merger to manage the payment of proceeds, if any, from Washington Mutual, Inc. to the CPR Trust. The Payment Trust will receive the applicable portion of any recovery in the Litigation from Washington Mutual, Inc. The Payment Trust will make payments to the CPR Trust from time to time following the receipt of any recovery amount, after certain adjustments described in the Prospectus. The payment rights of the trusts are governed by the Declaration of Trust of the CPR Trust, the Declaration of Trust of the Payment Trust and the Commitment Agreement, dated as of February 8, 2001, by and among Bank United Corp. (which subsequently became Washington Mutual, Inc.), the CPR Trust, and the Payment Trust (the “Commitment Agreement”).

     Under the Commitment Agreement, Washington Mutual, Inc. is obligated to advance funds to the CPR Trust in order to fund its expenses and operations. Washington Mutual, Inc. will continue to advance funds to the CPR Trust in order for it to liquidate its operations and terminate its existence. The Commitment Agreement further requires each of the trusts, immediately prior to its termination, to refund to Washington Mutual, Inc. any amount provided to it in the expense fund but not used, provided that each of the trusts may retain a reasonable reserve of funds to pay for termination expenses.

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

     As discussed in The Litigation, the CPR Trust has begun taking the necessary and appropriate actions to terminate the CPR Trust. The CPR Trust will file a Form 1041 for the period from January 1, 2004 to the filing of the certificate of cancellation. Certificateholders will receive a grantor tax information statement, which will report their share of the CPR Trust’s income or loss for such period. The CPR Trust will provide the information on this statement to the Internal Revenue Service. In addition, because the certificates became worthless by virtue of the Supreme Court’s order in 2004, a certificateholder that is a calendar-year taxpayer may be entitled to deduct as a loss in a 2004 tax return such certificateholder’s adjusted tax basis in its certificates. The CPR Trust urges certificateholders to consult with their tax advisor regarding any questions about their tax situation.

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

     As discussed below, the Litigation proceedings have been effectively concluded with the issuance of the Supreme Court’s order on October 4, 2004. The CPR Trust is in the process of taking the necessary and appropriate actions to terminate the CPR Trust and deregistering the certificates with the SEC. There will be no recovery to the certificateholders.

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

     In April 16, 2002, the court heard oral arguments on the January 23, 2002 motions. Following oral arguments, the court denied plaintiffs’ motions in their entirety.

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

     On October 4, 2004, the Supreme Court issued an order denying the Petition.

     The Supreme Court’s order effectively concludes the Litigation. The plaintiffs will now proceed to collect the $4,884,283 judgment against the government. There will be no recovery to the certificateholders because Washington Mutual, Inc.’s 85% share of the $4,884,283 judgment awarded by the Appeals Court (plus its 85% share of the $141,847.73 in total costs taxed against the Defendant by the U. S. Court of Federal Claims) is less than the amount that is owed by the CPR Trust to Washington Mutual, Inc.

     The Supreme Court’s denial of the Petition renders the certificates worthless. The certificates have been delisted with the NASDAQ and they will no longer be available for purchase and sale on the NASDAQ or any other public securities exchange. In addition, the CPR Trust will take all necessary and appropriate actions to terminate the CPR Trust and make application to the SEC to deregister the certificates. The CPR Trust will provide the certificateholders notice of these actions when they are taken.

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

Summary Financial Information

     The CPR Trust has no revenues. The CPR Trust’s only source of funding for payment of expenses and operations is Washington Mutual, Inc.’s obligation to fund expenses under the Commitment Agreement. The following is a statement that details the expense activities for the nine months ended September 30, 2004 (dollars in thousands):

Nine months ended
September 30, 2004
(unaudited)
Cash balance at December 31, 2003	$142
Deposits by WAMU during the period	183

325
Disbursements through period end
Licenses, permits and filing fees	(15)
Legal	(158)
Accounting and auditing fees	(80)
Trust administration fees	(21)
Office and other	(45)

Total disbursements through period end	(319)

Cash or expense fund advances not used at period end	6
Accrued expenses at period end, excluding interest costs
Legal	(6)
Accounting and auditing fees	(82)
Financial printing	(6)
Office and other	(6)

Total	(100)

Accrued expenses in excess of September 30, 2004 cash balances	$(94)

     During October 2004, an expense fund advance of $56,703 was received from Washington Mutual, Inc. in order to fund a portion of accrued expenses as of September 30, 2004. Additional advances will be requested and received from Washington Mutual, Inc. as needed to fund future cash requirements up to the maximum amount as defined in the Commitment Agreement.

     Interest expense of $305,251 was accrued in other liabilities during the nine months ended September 30, 2004, for interest payable to Washington Mutual, Inc. on expense fund advances, at an interest rate provided for under the terms of the Commitment Agreement. Payment of such accrued interest payable is contingent upon a recovery in the Litigation.

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
Charlotte, North Carolina 28262-8522

Item 3. Not Applicable

Item 4. Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     The Litigation Trustees maintain disclosure controls and procedures designed to ensure that information required to be disclosed by the CPR Trust in the reports that it files or submits under the Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the CPR Trust is accumulated and communicated by and between the Litigation Trustees and the contract accountant who participate in the preparation of the CPR Trust’s periodic reports as appropriate to allow timely decisions regarding required disclosure.

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

     Changes in Internal Controls

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Jonathon K. Heffron.

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, signed by Salvatore A. Ranieri.

32.1 Certification of Periodic Report by Litigation Trustee Jonathon K. Heffron.

32.2 Certification of Periodic Report by Litigation Trustee Salvatore A. Ranieri.

(b)	Reports on Form 8-K

     During the period covered by this report, the following reports on Form 8-K were filed by the registrant:

1.	October 1, 2004, Item 8.01, Other Events. Press release announces that the CPR Trust expects to hear on or shortly after October 4, 2004, whether the plaintiffs’ Petition for a Writ of Certiorari (the “Petition”) in the Supreme Court of the United States will be granted or denied. If the Petition is denied, there will be no recovery to the CPR Trust certificateholders and the BNKUZ certificates will be worthless. If the Petition is denied, the CPR Trust will make application to delist and deregister the certificates and will terminate the CPR Trust; similarly, the NASDAQ has informed the CPR Trust that BNKUZ certificates will cease to be available for trading on the NASDAQ exchange.

2.	October 4, 2004, Item 8.01, Other Events. Press release announces that the plaintiffs’ Petition for a Writ of Certiorari in the Supreme Court of the United States was denied. The press release announced that there will be no recovery to the CPR Trust certificateholders and that the BNKUZ certificates are worthless. The CPR Trust will make application to delist and deregister the certificates and will terminate the CPR Trust; the CPR Trust understands that BNKUZ certificates will no longer be available for trading on the NASDAQ exchange.

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

Dated: November 15, 2004

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